Form 10-Q
period 2025-09-30
Qnity Electronics, Inc.
filed 2025-11-18
CIK 2058873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-42619

QNITY ELECTRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-3002745
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

974 Centre Road	Building 735	Wilmington	Delaware	19805
(Address of Principal Executive Offices)				(Zip Code)

(302) 294-4651
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name or Former Address, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Q	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                ☐ Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                 ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

As of September 30, 2025, there was no established public market for the registrant’s common stock, par value $0.01 per share, and all of the registrant’s then outstanding shares were held by its former parent company. The registrant’s common stock began “regular way” trading on the New York Stock Exchange on November 3, 2025. The registrant had 209,463,194 shares of common stock, $0.01 par value, outstanding at November 14, 2025.

Qnity Electronics

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2025

Qnity Electronics

EXPLANATORY NOTE
Throughout this Quarterly Report on Form 10-Q, except as otherwise noted by the context, the terms "Qnity" or "Company" used herein mean Qnity Electronics, Inc. and its combined subsidiaries. On November 1, 2025, Qnity became an independent, publicly traded company through the previously announced separation (the “Separation”) of the electronics business of DuPont de Nemours, Inc. (“DuPont” or “Parent”). Beginning on November 3, 2025, the Company's common stock is traded on the New York Stock Exchange under the ticker symbol "Q".

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains "forward-looking statements" within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events and the future results of Qnity Electronics, Inc. (“Qnity” or the “Company”) and its subsidiaries (collectively, “we,” “us,” and “our”). In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “see”, “will”, “would”, “target”, “outlook”, “stabilization”, “confident”, “preliminary”, “initial”, “continue”, “may”, “could”, “project”, “estimate”, “forecast” and similar expressions and variations or negatives of these words, among others, as well as other words or expressions referencing future events, conditions or circumstances. All statements, other than statements of historical fact, are forward-looking statements, including statements that describe or relate to Qnity’s plans, goals, intentions, strategies, financial estimates, Qnity’s expectations regarding the Separation (as defined herein), and statements that do not relate to historical or current fact. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of Qnity’s control, that could cause actual results to differ materially from those expressed in any forward-looking statements.

Forward-looking statements are not guarantees of future performance. Some of the important factors that could cause Qnity’s actual outcomes and results to differ materially from those projected in any such forward-looking statements include, but are not limited to: the ability to realize the intended benefits of the Separation and the Distribution (as defined herein), including achievement of the intended tax treatment; contractual allocation to, and assumption by, DuPont de Nemours, Inc. (“DuPont”) of certain liabilities; the possibility of disputes, litigation or unanticipated costs in connection with the Separation and the Distribution; and Qnity’s success in achieving its intended post-Separation capital structure; the failure to realize expected benefits and effectively manage and achieve anticipated synergies and operational efficiencies in connection with the Separation and completed and future, if any, divestitures, mergers, acquisitions, and other portfolio management, productivity and infrastructure actions; the competitive environment in which we operate; the risks from our international operations, including trade restrictions and sanctions laws; our ability to comply with complex and increasing legal and regulatory requirements; interruptions in the operations of our manufacturing facilities; volatility in cost of inputs, including energy and raw materials; our ability to attract and retain talented people; reliance on key customers and suppliers; failure to protect our intellectual property or allegations that we have infringed the intellectual property of others; cybersecurity and privacy considerations; legal proceedings and investigatory risks; and other factors set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in the Information Statement, dated October 15, 2025, filed as Exhibit 99.1 to Qnity’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2025 (the “Information Statement”), as well as in our press releases and other filings with the SEC. Qnity may not actually achieve the plans, intentions or expectations disclosed in its forward-looking statements. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can Qnity assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements.

For the reasons described above, Qnity cautions you against relying on any forward-looking statements, which should also be read in conjunction with this Quarterly Report and the documents referenced within this Quarterly Report and the other cautionary statements that are included elsewhere in this Quarterly Report and in Qnity’s public filings, including under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements, reflect Qnity’s beliefs and opinions on the relevant subject. These statements are based upon information available to Qnity as of the date of this Quarterly Report, and while Qnity believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that Qnity has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. All forward-looking statements attributable to Qnity or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. Qnity does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise, should circumstances change, except as otherwise required by securities and other applicable laws.

Trademarks
All trademarks, service marks or registered trademarks referred to in this Quarterly Report are trademarks, service marks or registered trademarks of affiliates of the Company. Solely for convenience, the trademarks in this Quarterly Report are referred to without TM, SM or ® symbols, but such references should not be construed as any indicator that the Company or, to the extent applicable, their respective owners, will not assert, to the fullest extent under applicable law, the Company’s or their rights thereto. We do not intend the use or display of other companies’ trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Website and Social Media Disclosure
The Company may use its website and/or social media outlets, such as Facebook, LinkedIn and X, as distribution channels of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at https://ir.qnityelectronics.com, its LinkedIn page at https://linkedin.com/company/qnityelectronics and its WeChat account at https://mp.weixin.qq.com/s/Kc0k2EPhlaxwge3E8Jpmeg. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section under the “Resources” section at https://ir.qnityelectronics.com.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Qnity Electronics
Combined Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2025	2024	2025	2024
Net sales	$1,276	$1,148	$3,564	$3,234
Cost of sales	701	609	1,918	1,753
Research and development expenses	92	81	264	230
Selling, general and administrative expenses	159	156	453	461
Amortization of intangibles	51	57	156	177
Restructuring and asset related charges - net	1	4	20	7
Equity in earnings of nonconsolidated affiliates	15	10	37	33
Other income (expense) - net	(1)	(1)	(3)	9
Interest expense	14	—	14	—
Income before income taxes	$272	$250	$773	$648
Provision for income taxes	49	43	153	145
Net income	$223	$207	$620	$503
Net income attributable to noncontrolling interests	12	8	28	23
Net income available for Qnity common stockholders	$211	$199	$592	$480

Per common share data:
Earnings per common share - basic and diluted	$1.01	$0.95	$2.83	$2.30

Weighted-average common shares outstanding - basic and diluted	209	209	209	209
See Notes to the Combined Financial Statements.

Qnity Electronics
Combined Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Net income	$223	$207	$620	$503
Other comprehensive (loss) income, net of tax
Cumulative translation adjustments	(29)	147	203	10
Pension benefit plans	(7)	—	(8)	1
Total other comprehensive (loss) income	$(36)	$147	$195	$11
Comprehensive income	$187	$354	$815	$514
Comprehensive income attributable to noncontrolling interests, net of tax	9	18	33	25
Comprehensive income attributable to Qnity	$178	$336	$782	$489
See Notes to the Combined Financial Statements.

Qnity Electronics
Condensed Combined Balance Sheets (Unaudited)

In millions	September 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$128	$166
Accounts and notes receivable - net	802	682
Inventories	647	597
Prepaid and other current assets	44	38
Total current assets	$1,621	$1,483
Property, plant and equipment - net of accumulated depreciation (September 30, 2025 - $1,388; December 31, 2024 - $1,121)	1,622	1,548
Other Assets
Goodwill	7,497	7,379
Other intangible assets	1,160	1,286
Investments and noncurrent receivables	433	394
Deferred income tax assets	44	42
Deferred charges and other assets	135	141
Total other assets	$9,269	$9,242
Total Assets	$12,512	$12,273
Liabilities and Equity
Current Liabilities
Accounts payable	590	$528
Income taxes payable	154	161
Accrued and other current liabilities	166	150
Total current liabilities	$910	$839
Long-Term Debt	1,722	—
Other Noncurrent Liabilities
Deferred income tax liabilities	189	259
Pensions - noncurrent	71	65
Other noncurrent obligations	233	214
Total other noncurrent liabilities	$493	$538
Total Liabilities	$3,125	$1,377
Commitments and contingent liabilities
Equity
Parent company net investment	9,347	11,058
Accumulated other comprehensive loss	(224)	(414)
Total Qnity equity	$9,123	$10,644
Noncontrolling interests	264	252
Total equity	$9,387	$10,896
Total Liabilities and Equity	$12,512	$12,273
See Notes to the Combined Financial Statements.

Qnity Electronics
Combined Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2025	2024
Operating Activities
Net income	$620	$503
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation of property, plant and equipment	124	120
Amortization of definite-lived intangible assets	156	177
Stock-based compensation	12	10
Credit for deferred income tax and other tax related items	(61)	(54)
Net gain on sales of assets	(1)	(2)
Restructuring and asset related charges - net	20	7
Net periodic pension benefit cost	6	4
Periodic benefit plan contributions	(3)	(2)
Earnings of nonconsolidated affiliates less dividends received	(37)	(33)
Changes in assets and liabilities:
Accounts and notes receivable	(97)	(87)
Inventories	(33)	(84)
Other assets	13	(14)
Accounts payable	81	149
Accrued and other current liabilities	(6)	78
Other noncurrent liabilities	(1)	(1)
Income tax liabilities	(11)	4
Cash provided by operating activities	$782	$775
Investing Activities
Capital expenditures	(214)	(134)
Other investing activities, net	—	1
Cash used for investing activities	$(214)	$(133)
Financing Activities
Distributions to noncontrolling interests	(21)	(13)
Net transfers (to) from Parent	(2,311)	(611)
Proceeds from issuance of long-term debt	1,750	$—
Payments for debt issuance costs	(34)	—
Cash used for financing activities	$(616)	$(624)
Effect of exchange rate changes on cash and cash equivalents	10	(2)
(Decrease) increase in cash and cash equivalents	$(38)	$16
Cash and cash equivalents at beginning of period	$166	$139
Cash and cash equivalents at end of period	$128	$155
See Notes to the Combined Financial Statements.

Qnity Electronics
Combined Statements of Changes in Equity (Unaudited)
For the three months ended September 30, 2025 and 2024

In millions	Parent Company Net Investment	Accumulated Other Comprehensive (Loss) Income	Total Qnity Electronics Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2024	$11,173	$(373)	$10,800	$240	$11,040
Net income	199	—	199	8	207
Other comprehensive income	—	137	137	10	147
Net transfers (to) from Parent	(313)	—	(313)	—	(313)
Balance at September 30, 2024	$11,059	$(236)	$10,823	$258	$11,081

Balance at June 30, 2025	$11,121	$(191)	$10,930	$268	$11,198
Net income	211	—	211	12	223
Other comprehensive loss	—	(33)	(33)	(3)	(36)
Distributions to noncontrolling interests	—	—	—	(13)	(13)
Net transfers (to) from Parent	(1,985)	—	(1,985)	—	(1,985)
Balance at September 30, 2025	$9,347	$(224)	$9,123	$264	$9,387
See Notes to the Combined Financial Statements.

Qnity Electronics
Combined Statements of Changes in Equity (Unaudited)
For the nine months ended September 30, 2025 and 2024

In millions	Parent Company Net Investment	Accumulated Other Comprehensive (Loss) Income	Total Qnity Electronics Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$11,183	$(245)	$10,938	$246	$11,184
Net income	480	—	480	23	503
Other comprehensive income	—	9	9	2	11
Distributions to non-controlling interests	—	—	—	(13)	(13)
Net transfers (to) from Parent	(604)	—	(604)	—	(604)
Balance at September 30, 2024	$11,059	$(236)	$10,823	$258	$11,081

Balance at December 31, 2024	$11,058	$(414)	$10,644	$252	$10,896
Net income	592	—	592	28	620
Other comprehensive income	—	190	190	5	195
Distributions to non-controlling interests	—	—	—	(21)	(21)
Net transfers (to) from Parent	(2,303)	—	(2,303)	—	(2,303)
Balance at September 30, 2025	$9,347	$(224)	$9,123	$264	$9,387
See Notes to the Combined Financial Statements.

NOTES TO THE COMBINED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
Organization and Description of Business
The accompanying unaudited interim Combined Financial Statements and notes present the unaudited interim combined results of operations, financial position, and cash flows of the Electronics business (collectively, “Qnity Electronics”, “Qnity” or “the Company”) of DuPont de Nemours, Inc. (“DuPont” or “Parent”), of which the Company has historically been a part, and have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). In the opinion of management, the unaudited interim Combined Financial Statements reflect all adjustments (including normal recurring adjustments) which are considered necessary for the fair statement of the results for the periods presented. Results from interim periods should not be considered indicative of results for the full year. These unaudited interim Combined Financial Statements should also be read in conjunction with the audited annual Combined Financial Statements and notes thereto for the year ended December 31, 2024, collectively referred to as the “2024 Annual Financial Statements” as contained in the Company’s Information Statement, dated October 15, 2025, as filed as Exhibit 99.1 to our Current Report on Form 8-K on October 15, 2025 with the U.S. Securities and Exchange Commission (“SEC”) pursuant to the Securities Act of 1934, as amended. The unaudited interim Combined Financial Statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

On May 22, 2024, DuPont announced its plan to separate Qnity from DuPont into an independent publicly traded company (the “Separation”). On November 1, 2025 (the "Separation and Distribution Date"), DuPont completed the Separation through a pro-rata distribution of one share of Qnity common stock for every two shares of DuPont common stock held at the close of business on the record date of October 22, 2025 (the "Distribution"). As a result of the Distribution, as of the Separation and Distribution Date, Qnity became an independent, publicly traded company, and Qnity common stock commenced trading on the New York Stock Exchange under the symbol "Q" at the start of trading on November 3, 2025. See Note 17 for more information about the Separation and Distribution.

Basis of Presentation
Qnity has historically operated as a part of DuPont; consequently, stand-alone interim financial statements have not historically been prepared for Qnity. The unaudited interim Combined Financial Statements have been derived from DuPont’s accounting records as if Qnity’s operations had been conducted independently from those of DuPont and were prepared on a stand-alone basis in accordance with U.S. GAAP. The historical results of operations, financial position and cash flows of Qnity presented in these unaudited interim Combined Financial Statements may not be indicative of what they would have been had Qnity actually been an independent stand-alone entity, nor are they necessarily indicative of Qnity’s future results of operations, financial position and cash flows.

The unaudited interim Combined Statements of Operations and Comprehensive Income (Loss) include all revenues and costs directly attributable to Qnity, including costs for facilities, functions and services used by Qnity. The unaudited interim Combined Statements of Operations and Comprehensive Income (Loss) reflect allocations of general corporate expenses from DuPont including, but not limited to, executive management, finance, legal, information technology, employee benefits administration, treasury, risk management, procurement and other shared services, and any restructuring related to these functions. These allocations were made on the basis of revenue, expenses, headcount or other relevant measures. Management considers these allocations to be an overall reasonable reflection of the utilization of services by, or the benefits provided to, Qnity, in the aggregate. Management does not believe, however, that it is practicable to estimate what these expenses would have been had the Company operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities. The allocations, therefore, may not reflect the expenses Qnity would have incurred as a stand-alone company for the periods presented.

The Qnity unaudited interim Condensed Combined Balance Sheets include assets and liabilities that are specifically identifiable or otherwise attributable to Qnity, including subsidiaries and affiliates in which Qnity has a controlling financial interest or is the primary beneficiary.

DuPont used a centralized approach to cash management and financing of its operations and DuPont funded Qnity’s operating and investing activities as needed. Cash transfers to the cash management accounts of DuPont were reflected in the unaudited interim Combined Statements of Cash Flows as “Net transfers (to) from Parent.”

Transactions between Qnity and DuPont and their affiliates and other associated companies are reflected in the unaudited interim Combined Financial Statements and disclosed as related party transactions when material. Related party transactions with DuPont are included in Note 5.

The unaudited interim Combined Financial Statements include the accounts of Qnity and subsidiaries in which a controlling interest is maintained. For those combined subsidiaries in which Qnity’s ownership is less than 100%, the outside stockholders’ interests are shown as noncontrolling interests.

Intracompany accounts and transactions within Qnity have been eliminated in the preparation of the accompanying unaudited interim Combined Financial Statements. Intercompany transactions with DuPont were deemed to have been paid in the periods the costs were incurred.

Qnity did not file separate tax returns in the U.S. for federal, certain state and local tax purposes, nor in foreign tax jurisdictions, as Qnity was included in the tax grouping of DuPont and its affiliate entities within the respective jurisdictions. The provision for income taxes included in these unaudited interim Combined Financial Statements has been calculated using the separate return basis, as if Qnity filed separate tax returns. Qnity’s Provision for income taxes as presented in the unaudited interim Combined Financial Statements may not be indicative of the income taxes that Qnity will generate in the future. In jurisdictions where Qnity has been included in the tax returns filed by DuPont, any income taxes payable resulting from the related income tax provision are considered settled in cash with DuPont immediately and therefore have been reflected in the balance sheet within “Parent company net investment”.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07") to improve disclosure requirements about reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. The new guidance requires disclosures of significant segment expenses regularly provided to the Chief Operating Decision Maker ("CODM") and included in reported measures of segment profit and loss. Disclosure of the title and position of the CODM is required. The guidance requires interim and annual disclosures about a reportable segment's profit or loss and assets. Additionally, the guidance requires disclosure of other segment items by reportable segment including a description of its composition. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. The disclosures have been implemented as required for the three and nine months ended September 30, 2025 and 2024. See Note 16 for more information.

Accounting Guidance Issued But Not Adopted at September 30, 2025
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09") to improve transparency and disclosure requirements for the rate reconciliation, income taxes paid and other tax disclosures. The amendments in ASU 2023-09 are effective for annual fiscal years beginning after December 15, 2024, on a prospective basis. The disclosures will be implemented as required for the year-ended December 31, 2025. The Company is currently evaluating the impact of adopting this guidance.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, "Income Statement: Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures" ("ASU 2024-03") to improve disclosures about the nature of expenses within line items on the statements of operations. The amendments in ASU 2024-03 are effective for the Company's 2027 annual report and subsequent interim periods; however, early adoption is permitted. The amendments can be applied prospectively or retrospectively to all periods presented. The Company is currently evaluating the impact of adopting this guidance.

In September 2025, the FASB issued Accounting Standards Update No. 2025-06, “Intangibles—Goodwill and Other—Internal-
Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”) to modernize the accounting for internal-use software costs and improve operability of the guidance across different software development project stages. The amendments in ASU 2025-06 are effective for the Company’s 2028 annual and quarterly reports; however, early adoption is permitted. The amendments can be applied prospectively, retrospectively, or using a modified transition approach. The Company is currently evaluating the impact of adopting this guidance.

NOTE 3 - REVENUE
Revenue Recognition
Products
Substantially all of Qnity’s revenue is derived from product sales. Product sales consist of sales of Qnity’s products to supply manufacturers and distributors. Qnity considers purchase orders, which in some cases are governed by master supply agreements, to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year.

Net sales to Samsung Electronics Co., Ltd accounted for 11% of total net sales for each of the three months ended September 30, 2025 and 2024, and 10% and 11% of total net sales for the nine months ended September 30, 2025 and 2024, respectively. Additionally, net sales to Taiwan Semiconductor Manufacturing Company Limited (TSMC) accounted for 8% and 7% of total net sales for the three months ended September 30, 2025 and 2024, respectively, and 8% and 7% of total net sales for the nine months ended September 30, 2025 and 2024, respectively. The majority of revenues for both customers relate to the Semiconductor Technologies segment. See Note 16 for more information.

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by segment and geographic region, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows.

Net Sales by Segment	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Semiconductor Technologies	$693	$640	$1,981	$1,834
Interconnect Solutions	583	508	1,583	1,400
Total	$1,276	$1,148	$3,564	$3,234

Net Sales by Segment by Geographic Region	Three Months Ended September 30,
	2025			2024
	Semiconductor Technologies	Interconnect Solutions	Total	Semiconductor Technologies	Interconnect Solutions	Total
In millions
Americas:	$78	$90	$168	$71	$70	$141
United States	77	81	158	70	62	132
Other Americas [1]	1	9	10	1	8	9
EMEA [2]	57	49	106	48	39	87
Asia Pacific:	558	444	1,002	521	399	920
China [3]	171	226	397	173	224	397
Rest of Asia Pacific:	387	218	605	348	175	523
South Korea	166	30	196	157	28	185
Taiwan	142	54	196	121	34	155
Other	79	134	213	70	113	183
Total	$693	$583	$1,276	$640	$508	$1,148

Net Sales by Segment by Geographic Region	Nine Months Ended September 30,
	2025			2024
	Semiconductor Technologies	Interconnect Solutions	Total	Semiconductor Technologies	Interconnect Solutions	Total
In millions
Americas:	$220	$252	$472	$203	$208	$411
United States	218	227	445	201	188	389
Other Americas [1]	2	25	27	2	20	22
EMEA [2]	157	136	293	150	122	272
Asia Pacific:	1,604	1,195	2,799	1,481	1,070	2,551
China [3]	545	636	1,181	489	600	1,089
Rest of Asia Pacific:	1,059	559	1,618	992	470	1,462
South Korea	453	80	533	453	77	530
Taiwan	397	133	530	340	103	443
Other	209	346	555	199	290	489
Total	$1,981	$1,583	$3,564	$1,834	$1,400	$3,234
1.Includes Canada and Latin America.
2.Europe, Middle East and Africa.
3.Includes Hong Kong.

Contract Balances
From time to time, the Company enters into arrangements in which it receives payments from customers based upon contractual billing schedules. The Company records accounts receivables when the right to consideration becomes unconditional. Contract liabilities primarily reflect deferred revenue from advance payment for product that the Company has received from customers. The Company classifies deferred revenue as current or noncurrent based on the timing of when the Company expects to recognize revenue.

Revenue recognized from amounts included in contract liabilities at the beginning of the period were insignificant for the three and nine months ended September 30, 2025 and 2024. The Company did not recognize any asset impairment charges related to contract assets during the periods. Qnity expects to recognize its noncurrent deferred revenue over a seven-year period beginning in fiscal year 2027.

Contract Balances	September 30, 2025	December 31, 2024
In millions
Accounts receivable - trade [1]	$688	$580
Deferred revenue - current [2]	$1	$1
Deferred revenue - noncurrent [3]	$35	$35
1.Included in "Accounts and notes receivable - net" in the interim Condensed Combined Balance Sheets.
2.Included in "Accrued and other current liabilities" in the interim Condensed Combined Balance Sheets.
3.Included in "Other noncurrent obligations" in the interim Condensed Combined Balance Sheets.

NOTE 4 - RESTRUCTURING AND ASSET RELATED CHARGES - NET
The Company records restructuring liabilities that represent nonrecurring charges in connection with DuPont-approved restructuring programs in order to simplify certain organizational structures and operations, including operations related to transformational projects such as divestitures and acquisitions. Charges for restructuring programs and asset related charges, which include asset impairments, were $1 million and $4 million for the three months ended September 30, 2025 and 2024, respectively, and $20 million and $7 million for the nine months ended September 30, 2025 and 2024, respectively. These charges were recorded in "Restructuring and asset related charges - net" in the unaudited interim Combined Statements of Operations. The total liability related to restructuring programs was $8 million and $3 million at September 30, 2025 and December 31, 2024, respectively, recorded in "Accrued and other current liabilities" in the interim Condensed Combined Balance Sheets. Refer to Note 16 for the breakout of restructuring and asset related charges incurred by segment.

NOTE 5 - RELATED PARTY TRANSACTIONS
Historically, Qnity has been managed and operated in the normal course with other businesses of DuPont. Accordingly, certain shared costs have been allocated to Qnity and reflected as expenses in the stand-alone unaudited interim Combined Financial

Statements. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the historical expenses attributable to Qnity for purposes of the interim stand-alone financial statements. The expenses reflected in the unaudited interim Combined Financial Statements may not be indicative of expenses that would be incurred by Qnity in the future. All related party transactions approximate prices at cost.

Corporate Expense Allocations
Qnity’s unaudited interim Combined Statements of Operations include general corporate expenses of DuPont for services provided by DuPont for certain support functions that are provided on a centralized basis. These costs were first attributed to Qnity if specifically identifiable to its businesses. If not specifically identifiable to Qnity’s businesses, these costs have been allocated using relevant allocation methods, primarily based on sales metrics, consistently for all periods presented.

Corporate expense allocations were recorded in the unaudited interim Combined Statements of Operations within the following captions:

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selling, general and administrative expenses	$58	$57	$168	$172
Cost of sales	8	10	25	31
Research and development expenses	10	10	29	27
Restructuring	—	6	11	7
Total corporate expense allocations	$76	$83	$233	$237

Parent Company Equity
Net transfers from (to) Parent are included within Parent company net investment on the unaudited interim Combined Statements of Changes in Equity. The components of the net transfers from (to) Parent are as follows:

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash pooling and general financing activities	$(1,828)	$(164)	$(1,856)	$(168)
Less: Corporate cost allocations	76	83	233	237
Less: Taxes deemed settled with Parent	81	66	214	199
Total net transfers (to) from Parent per unaudited interim Combined Statements of Changes in Equity	(1,985)	(313)	(2,303)	(604)
Stock-based compensation and other noncash transfers (to) from Parent	(4)	—	(8)	(7)
Net transfers (to) from Parent per unaudited interim Combined Statements of Cash Flows	$(1,989)	$(313)	$(2,311)	$(611)

Refer to Note 10 for information on related party transactions with Qnity’s equity method investment entities.

NOTE 6 - SUPPLEMENTARY INFORMATION

Other Income (Expense) - Net	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Net gain on sales of assets	$1	$—	$1	$2
Non-operating pension (costs) credits	(2)	1	(2)	1
Interest income	—	—	2	—
Foreign exchange gains (losses), net	1	(4)	(4)	3
Miscellaneous income (expense) - net	(1)	2	—	3
Other income (expense) - net	$(1)	$(1)	$(3)	$9

Accrued and Other Current Liabilities

In millions	September 30, 2025	December 31, 2024
Accrued payroll	$86	$93
Other [1]	80	57
Total accrued and other current liabilities	$166	$150
1. No other component of “Accrued and other current liabilities” was more than 5% of total current liabilities at September 30, 2025 and December 31, 2024.

Operating Leases
Supplemental balance sheet information related to leases was as follows:

In millions	September 30, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets [1]	$122	$127
Current operating lease liabilities [2]	28	30
Noncurrent operating lease liabilities [3]	97	100
Total operating lease liabilities	$125	$130
1.Included in "Deferred charges and other assets" in the interim Condensed Combined Balance Sheets.
2.Included in "Accrued and other current liabilities" in the interim Condensed Combined Balance Sheets.
3.Included in "Other noncurrent obligations" in the interim Condensed Combined Balance Sheets.

Separation Costs
In connection with the Separation as further described above, the Company has incurred one-time-Separation costs of approximately $4 million and $6 million for the three and nine months ended September 30, 2025, respectively, recorded in "Selling, general and administrative expenses" within the interim Combined Statements of Operations. Separation costs primarily consist of employee-related costs. There were no costs incurred in connection with the Separation for the three and nine months ended September 30, 2024.

NOTE 7 - INCOME TAXES
During the periods presented in the unaudited interim Combined Financial Statements, Qnity did not file separate tax returns in the U.S. for federal, certain state and local tax purposes, nor in foreign tax jurisdictions, as Qnity was included in the tax grouping of DuPont and its affiliate entities within the respective jurisdictions. The provision for income taxes included in these unaudited interim Combined Financial Statements has been calculated using the separate return basis, as if Qnity filed separate tax returns. Qnity’s Provision for income taxes as presented in the unaudited interim Combined Financial Statements may not be indicative of the income taxes that Qnity will generate in the future.

The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to attributes. The tax provision for the nine months ended September 30, 2025 resulted in an effective tax rate on operations of 19.8% on pre-tax income of $773 million, compared with an effective tax rate of 22.4%, on pre-tax income of $648 million for the nine months ended September 30, 2024. The lower effective tax rate for the first nine months of 2025 in comparison to the first nine months of 2024 resulted from a combination of certain discrete tax expenses incurred in 2024, including the settlement of an international tax audit, offset by changes to the geographic mix of earnings in 2025, including the impacts of the Organisation for Economic Co-Operation and Development's ("OECD") Global Anti-Base Erosion rules under Pillar Two in jurisdictions in which the Company operates.

Each year DuPont, inclusive of Qnity, files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates, either as a separate taxpayer or as a member of DuPont’s consolidated income tax return. These tax returns are subject to examination and possible challenge by the tax authorities. Positions challenged by the tax authorities may be settled or appealed by Qnity. The uncertainty in income taxes is recognized in Qnity's interim financial statements in accordance with accounting for income taxes. The ultimate resolution of such uncertainties is not expected to have a material impact on Qnity’s interim results of operations.

On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was enacted. The Act includes a broad range of tax reform provisions, including modifications and enhancements to the domestic and international provisions of the Tax Cuts and Jobs Act. Among other changes, the Act allows for immediate expensing of domestic research and development expenditures, revises provisions around foreign-sourced earnings and revises the corporate interest limitation rules. The legislation has multiple effective dates, with certain provisions becoming effective in fiscal 2025 and the majority becoming effective in fiscal 2026. The Company has considered the impact of the enacted provisions in its consolidated tax provision as of September 30, 2025. The legislation did not have a material impact on our income tax expense or effective tax rate for this quarter. The Company continues to evaluate the broader effects of the legislation as further guidance is issued.

NOTE 8 - EARNINGS PER SHARE CALCULATIONS
On the Separation and Distribution Date, 209 million shares of the Company's common stock, par value $0.01 per share, were distributed to DuPont shareholders of record as of October 22, 2025. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation as all common stock was owned by DuPont prior to the Separation. For all periods presented, it is assumed that there are no dilutive equity instruments as there were no equity awards of Qnity outstanding prior to the Separation. Therefore, the calculation of basic and diluted earnings per share is the same.

Net Income for Earnings Per Share Calculations - Basic & Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2025	2024	2025	2024
Net income	$223	$207	$620	$503
Net income attributable to noncontrolling interests	12	8	28	23
Net income attributable to common stockholders	$211	$199	$592	$480
Weighted-average common shares - basic and diluted	209	209	209	209
Earnings attributable to common stockholders - basic and diluted	$1.01	$0.95	$2.83	$2.30

NOTE 9 - INVENTORIES

In millions	September 30, 2025	December 31, 2024
Finished goods	$257	$214
Work in process	213	209
Raw materials	149	147
Supplies	28	27
Total inventories	$647	$597

NOTE 10 - NONCONSOLIDATED AFFILIATES
Qnity’s investments in companies accounted for using the equity method (“nonconsolidated affiliates”) are recorded in “Investments and noncurrent receivables” in the interim Condensed Combined Balance Sheets. Investments in nonconsolidated affiliates were $419 million and $382 million at September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025 and December 31, 2024, Qnity had a note payable to Hitachi Chem DuP Microsystems LLC, a nonconsolidated affiliate, (the “Related Party Note Payable”) of $77 million and $31 million, respectively. This Related Party Note Payable arises from an arrangement in which DuPont manages the daily domestic cash position resulting from the normal cash operations of Hitachi Chem DuP Microsystems LLC. Under this arrangement, both parties may loan funds to one another based on the cash position of Hitachi Chem DuP Microsystems LLC.

The Related Party Note Payable is short-term in nature and bears an interest rate equal to the average daily rate during the preceding month, plus any applicable commission and fee percentage payable to DuPont for its support of the cash management program. The balance of this Related Party Note Payable and the related interest payable is included within “Accounts Payable” in the interim Condensed Combined Balance Sheets.

Sales to nonconsolidated affiliates represented less than 1% of total net sales for each of the three and nine months ended September 30, 2025 and 2024. Purchases from nonconsolidated affiliates represented less than 1% of "Cost of sales" for each of the three and nine months ended September 30, 2025 and 2024. The Company maintained an ownership interest in three nonconsolidated affiliates at September 30, 2025.

NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes changes in the carrying amount of goodwill during the nine months ended September 30, 2025.

In millions	Semiconductor Technologies	Interconnect Solutions	Total
Balance at December 31, 2024	$4,453	$2,926	$7,379
Currency translation adjustment	91	27	118
Balance at September 30, 2025	$4,544	$2,953	$7,497

Qnity tests goodwill for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit is below its carrying value.

Effective in the first quarter of 2025, in anticipation of the Separation, DuPont realigned its segment structure. The realignment of DuPont’s segments served as a triggering event requiring the Company to perform an impairment analysis related to goodwill prior to and subsequent to the realignment. As part of the realignment, the Company assessed and redefined certain reporting units, including reallocation of goodwill on a relative fair value basis, as applicable, to the reporting units impacted. Goodwill impairment analyses were then performed for reporting units impacted and no impairments were identified. The fair value of each reporting unit tested was estimated using a combination of a discounted cash flow model and market approach, with both approaches receiving equal weighting. The Company’s significant assumptions in these analyses include, but are not limited to, projected revenue growth, EBITDA margin, weighted average cost of capital and terminal growth rate and EBITDA market multiples from comparable market transactions for the market approach.

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets with finite lives, by major class are as follows:

	September 30, 2025			December 31, 2024
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets:
Developed technology	$544	$(336)	$208	$605	$(357)	$248
Trademarks/tradenames	55	(37)	18	55	(34)	21
Customer-related	2,130	(1,196)	934	2,353	(1,336)	1,017
Total other intangible assets	$2,729	$(1,569)	$1,160	$3,013	$(1,727)	$1,286

The following table provides the net carrying value of other intangible assets by segment:

Net Other Intangibles by Segment	September 30, 2025	December 31, 2024
In millions
Semiconductor Technologies	$276	$314
Interconnect Solutions	884	972
Total	$1,160	$1,286

Total estimated amortization expense for the remainder of 2025 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
Remainder of 2025	$48
2026	$197
2027	$166
2028	$141
2029	$107
2030	$88

NOTE 12 - LONG-TERM DEBT
Debt Issuance Costs
Debt issuance costs and discounts are presented as a reduction of "Long-term debt" and are amortized and included in "Interest expense" on the Company's unaudited interim Combined Statements of Operations over the term on the related debt using the effective interest method.

Long-Term Debt
Long-term debt at September 30, 2025 was $1,722 million, comprised of the Secured Notes and Unsecured Notes, as more fully described below. There was no long-term debt due within one year at September 30, 2025. Long-term debt is presented net of unamortized debt issuance costs of $28 million and is recorded in "Long-Term Debt" in the interim Condensed Combined Balance Sheets. There is $6 million recorded in "Deferred charges and other assets" in the interim Condensed Combined Balance Sheet related to the Senior Secured Credit Facilities (as defined below), of which the debt was not issued prior to September 30, 2025. There was no long-term debt outstanding at December 31, 2024.

The gross proceeds of the Notes and the pre-funded interest deposit were held in escrow and subsequently released through the cash distribution to DuPont on October 31, 2025 in connection with the completion of the Separation on November 1, 2025. The below described financing is considered to be part of DuPont’s centralized approach to cash management in connection with DuPont’s plan to separate its electronics business. Therefore, the proceeds from the Notes are not reflected as an asset of the Company at September 30, 2025 as they were considered immediately transferred to DuPont. Therefore the debt issuance was reflected in the unaudited interim Combined Statement of Cash Flows as Proceeds from Issuance of Long-Term Debt with a corresponding immediate cash outflow within “Net transfers (to) from Parent”. See Note 17 for more information.

The Secured Notes
On August 15, 2025, Qnity issued $1 billion aggregate principal amount of 5.750% senior secured notes due 2032 (the "Secured Notes"), pursuant to an indenture dated as of August 15, 2025 (the “Secured Notes Indenture”), by and between Qnity and U.S. Bank Trust Company, National Association, as trustee (the "Secured Notes Trustee"), collateral agent and paying agent. The Secured Notes mature on August 15, 2032 and bear interest at a rate of 5.750% per year. Interest on the Secured Notes is payable on February 15 and August 15 of each year, beginning on February 15, 2026.

The Secured Notes are jointly and severally and unconditionally guaranteed on a senior secured basis by each Qnity subsidiary that is a borrower, or guarantees indebtedness, under Qnity’s Senior Secured Credit Facilities. Upon the consummation of the Separation (or, with respect to the foreign collateral, the day after the consummation of the Separation), the Secured Notes and related guarantees were secured, subject to permitted liens and certain other exceptions, by first priority liens on substantially the same collateral that secure Qnity’s obligations under its Senior Secured Credit Facilities. The Secured Notes and related guarantees are secured on a pari passu basis with the Senior Secured Credit Facilities.

At any time prior to August 15, 2028, Qnity may redeem some or all of the Secured Notes at a price equal to 100% of the principal amount thereof to be redeemed, plus a “make-whole” premium plus accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, Qnity may redeem some or all of the Secured Notes at any time on or after August 15, 2028 at specified prices, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Qnity may also redeem up to 40% of the aggregate principal amount of the Secured Notes at any time on or prior to August 15, 2028 using the net proceeds from certain equity offerings at 105.750%, plus accrued and unpaid interest, if any, to, but not including, the redemption date. If Qnity experiences certain kinds of changes in control, Qnity must offer to repurchase the Secured Notes at a price equal to 101% of the principal amount of the Secured Notes, plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

The Secured Notes Indenture includes certain covenants on the actions of Qnity and its restricted subsidiaries relating to debt incurrence, liens, restricted payments, assets sales and transactions with affiliates, changes in control, and mergers or sales of all or substantially all of Qnity’s assets. The Secured Notes Indenture provides for customary events of default (subject, in certain cases, to customary grace periods), which include nonpayment on the Secured Notes, breach of covenants in the Secured Notes Indenture, payment defaults or acceleration of other indebtedness over a specified threshold, failure to pay certain judgments over a specified threshold and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Secured Notes Trustee or holders of at least 30% of the aggregate principal amount of all then outstanding Secured Notes may declare the principal, premium, if any, interest and any other monetary obligations on all of the then outstanding Secured Notes to be due and payable immediately.

The Unsecured Notes
On August 15, 2025, Qnity issued $750 million aggregate principal amount of 6.250% senior unsecured notes due 2033 (the “Unsecured Notes” and, together with the Secured Notes, the “Notes”) pursuant to an indenture dated as of August 15, 2025 (the “Unsecured Notes Indenture”), by and between Qnity and U.S. Bank Trust Company, National Association, as trustee (the “Unsecured Notes Trustee”) and paying agent, dated as of August 15, 2025. The Unsecured Notes mature on August 15, 2033 and bear interest at a rate of 6.250% per year. Interest on the Unsecured Notes is payable on February 15 and August 15 of each year, beginning on February 15, 2026.

The Unsecured Notes are jointly and severally and unconditionally guaranteed on a senior unsecured basis by each Qnity subsidiary that is a borrower, or guarantees indebtedness, under Qnity’s Senior Secured Credit Facilities.

At any time prior to August 15, 2028, Qnity may redeem some or all of the Unsecured Notes at a price equal to 100% of the principal amount thereof to be redeemed, plus a “make-whole” premium plus accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, Qnity may redeem some or all of the Unsecured Notes at any time on or after August 15, 2028 at specified prices, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Qnity may also redeem up to 40% of the aggregate principal amount of the Unsecured Notes at any time on or prior to August 15, 2028 using the net proceeds from certain equity offerings at 106.250%, plus accrued and unpaid interest, if any, to, but not including, the redemption date. If Qnity experiences certain kinds of changes in control, Qnity must offer to repurchase the Unsecured Notes at a price equal to 101% of the principal amount of the Unsecured Notes, plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

The Unsecured Notes Indenture includes certain covenants on the actions of Qnity and its restricted subsidiaries relating to debt incurrence, liens, restricted payments, assets sales, and transactions with affiliates, changes in control, and mergers or sales of all or substantially all of Qnity’s assets. The Unsecured Notes Indenture provides for customary events of default (subject, in certain cases, to customary grace periods), which include nonpayment on the Unsecured Notes, breach of covenants in the Unsecured Notes Indenture, payment defaults or acceleration of other indebtedness over a specified threshold, failure to pay certain judgments over a specified threshold and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Unsecured Notes Trustee or holders of at least 30% of the aggregate principal amount of all then outstanding Unsecured Notes may declare the principal, premium, if any, interest and any other monetary obligations on all of the then outstanding Unsecured Notes to be due and payable immediately.

Senior Secured Credit Facilities
Subsequent to the quarter ended September 30, 2025, on October 31, 2025 in connection with the Separation, the Company entered into a credit agreement (the "Credit Agreement") providing for (a) a five-year revolving credit facility in the aggregate committed amount of $1.25 billion (up to $100 million of such revolving facility is available for the issuance of letters of credit) (the "Senior Secured Revolving Facility"), and (b) a seven-year term loan facility in the aggregate principal amount of $2.35 billion (the "Senior Secured Term Loan Facility" and, together with the Senior Secured Revolving Facility, the "Senior Secured Credit Facilities"). The full amount of the Senior Secured Term Loan Facility, $2.35 billion, was funded on October 31, 2025, and paid directly to DuPont in the form of a cash dividend in connection with the Separation.

The borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to either of the following, plus, in each case, an applicable margin: (a) the base rate or (b) term Secured Overnight Financing Rate ("SOFR"). The applicable margin for borrowings under the Senior Secured Revolving Facility ranges from 0.25% to 1.25% with respect to base rate borrowings and 1.25% to 2.25% with respect to term SOFR borrowings, in each case, based on the Company's consolidated first lien net leverage ratio. The applicable margin for borrowings under the Senior Secured Term Loan Facility is 1.00% with respect to base rate borrowings and 2.00% with respect to term SOFR borrowings.

The Company has scheduled amortization payments under the Senior Secured Term Loan Facility in equal quarterly installments in an annual amount equal to 1.00% of the original principal amount of the term loans payable on the last day of each calendar quarter, with the unpaid balance being due and payable at maturity.

The Credit Agreement contains a number of negative covenants that, among other things and subject to certain exceptions, may restrict Qnity’s ability and the ability of each of our restricted subsidiaries to: incur additional indebtedness (including guarantees thereof); create liens on, sell or otherwise dispose of Qnity assets; enter into mergers, consolidations and other fundamental changes; make certain investments or acquisitions; engage in sale-leaseback transactions; repurchase Qnity common stock, pay dividends or make similar distributions or other restricted payments on Qnity capital stock; repay certain indebtedness; engage in certain affiliate transactions; and enter into agreements that restrict Qnity’s ability to create liens, pay dividends or make loan repayments.

With respect to the Senior Secured Revolving Facility, the related credit agreement requires that Qnity maintain, on a quarterly basis, a consolidated first lien net leverage ratio not to exceed 4.50:1.00, tested at the end of each fiscal quarter, subject to an increase of 0.50:1.00 in connection with the consummation of certain material acquisitions (defined in a customary manner) and applicable to the fiscal quarter in which such acquisition is consummated and the four consecutive full fiscal quarters thereafter.

The Credit Agreement also contains representations and warranties, affirmative covenants and events of default, in each case, usual and customary for facilities and transactions of this type.

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES
Litigation Matters
In the normal course of business, the Company is involved from time to time in various arbitrations, lawsuits, claims and other actions with respect to patent infringement claims, employment claims, including alleged wage and hour violations, and commercial claims.

The Company accrues for such matters where losses are deemed probable and reasonably estimable. There are other matters involving the Company for which a loss is deemed remote or reasonably possible, and, as a result, associated accruals have not been established. It is reasonably possible that some of these matters could result in future payments or costs in excess of the amounts accrued at September 30, 2025, but such excess amounts cannot be reasonably estimated. Based upon current information, management does not expect any of the matters pending against the Company at September 30, 2025 to have a material impact on its unaudited interim Combined Financial Statements.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated Other Comprehensive Loss
The following tables summarize the activity related to each component of accumulated other comprehensive income (loss) ("AOCI" or "AOCL") for the three and nine months ended September 30, 2025 and 2024:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension	Total
In millions
2024
Balance at June 30, 2024	$(389)	$16	$(373)
Other comprehensive income	137	—	137
Balance at September 30, 2024	$(252)	$16	$(236)
2025
Balance at June 30, 2025	$(211)	$20	$(191)
Other comprehensive loss before reclasses	(26)	(10)	(36)
Amounts reclassified from accumulated other comprehensive income	—	3	3
Net other comprehensive loss	$(26)	$(7)	$(33)
Balance at September 30, 2025	$(237)	$13	$(224)

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension	Total
In millions
2024
Balance at January 1, 2024	$(260)	$15	$(245)
Other comprehensive income	8	1	9
Balance at September 30, 2024	$(252)	$16	$(236)
2025
Balance at January 1, 2025	$(435)	$21	$(414)
Other comprehensive income (loss) before reclasses	198	(11)	187
Amounts reclassified from accumulated other comprehensive income	—	3	3
Net other comprehensive income (loss)	$198	$(8)	$190
Balance at September 30, 2025	$(237)	$13	$(224)

The tax effects on the net activity related to each component of other comprehensive loss were immaterial for each of the three and nine months ended September 30, 2025 and 2024.

NOTE 15 - PENSION PLANS
Qnity employees participate, as eligible, in Qnity’s and DuPont’s sponsored pension plans, including defined benefit plans and defined contribution plans. Where permitted by applicable law, Qnity and DuPont reserve the right to amend, modify, or discontinue the plans at any time. The defined benefit pension plans of Qnity are summarized below.

Multiemployer Plans
DuPont offers both funded and unfunded contributory and noncontributory defined benefit pension plans in certain non-US jurisdictions that are shared among its businesses, including Qnity, and the participation of its employees and retirees in these plans is reflected as though Qnity participated in multiemployer plans with DuPont. Qnity’s proportionate share of the expense associated with the multiemployer plans is reflected in the unaudited interim Combined Financial Statements, while any assets and liabilities associated with the multiemployer plans are retained by DuPont and recorded on DuPont’s balance sheet.

The benefits under these plans are based primarily on years of service and employees’ pay near retirement.

DuPont’s funding policy is consistent with the funding requirements of federal laws and regulations. Pension coverage for employees of DuPont’s non-U.S. combined subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are funded by depositing funds with trustees, covered by insurance contracts, or remain unfunded.

Under the multiemployer approach, the amount recognized as expense represents an allocation of net periodic pension cost, which includes non-operating pension costs. The expense allocated to the unaudited interim Combined Financial Statements, which was based on the headcount of participants in the plans, was immaterial for both U.S. and non-U.S. plans for each of the three and nine months ended September 30, 2025 and 2024.

Single Employer Plans
Qnity has 11 non-U.S. pensions that benefit only its employees and retirees, and these plans are considered single-employer plans. The costs and any assets and liabilities associated with the single-employer pension benefit plans are reflected in the unaudited interim Combined Financial Statements.

The following sets forth the components of the Company's net periodic benefit costs for defined benefit pension plans:

Net Periodic Benefit Costs for All Significant Plans	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Service cost	$—	$2	$2	$4
Interest cost	1	1	4	4
Expected return on plan assets	(1)	(2)	(3)	(4)
Curtailment/settlement	3	—	3	—
Net periodic benefit costs - total	$3	$1	$6	$4

The net periodic benefit costs, other than the service cost component, are included in "Other income (expense) - net" in the unaudited interim Combined Statements of Operations.

Qnity made $1 million of periodic benefit plan contributions for the three months ended September 30, 2025 and no periodic benefit plan contributions for the three months ended September 30, 2024. Additionally, Qnity made $3 million and $2 million of periodic benefit plan contributions for the nine months ended September 30, 2025 and 2024, respectively. Qnity does not expect to make any material additional contributions for the remainder of 2025.

NOTE 16 - SEGMENTS
The Company's segments are aligned with the market verticals they serve, while maintaining integration and innovation strengths within strategic value chains. The Company's Chief Executive Officer is its CODM. Effective in the first quarter of 2025, in anticipation of the Separation, DuPont and Qnity realigned their segment structure. As a result of this realignment, Qnity consists of two operating and reportable segments: Semiconductor Technologies (“Semi”) and Interconnect Solutions (“ICS”). All periods presented have been adjusted to conform to the current segment reporting structure. This realignment is consistent with how the CODM now assesses performance. Major products by segment include: Semi (which includes chemical mechanical planarization (“CMP”) pads and slurries, photoresists, functional sub-layers, advanced overcoats, post-CMP cleaners, post-Etch residue removers and emerging cleans) and ICS (which includes copper pillar plating, copper redistribution layer, solder bump plating, under bump metallization, photoresists, packaging dielectrics, gap fillers, phase change, specialty thermal interface materials, thermally conductive insulators, copper playing solutions, dry film photoresists, laminates and polyimide films). The Company operates globally in substantially all of its product lines. Transfers of products between operating segments are generally valued at cost, to the extent such transfers are applicable.

The Company's measure of profit/loss for segment reporting purposes is Operating EBITDA as this is the manner in which the CODM assesses performance and allocates resources. The CODM utilizes Operating EBITDA to assess financial performance and allocate resources by comparing actual results to historical and previously forecasted results. The Company defines Operating EBITDA as earnings (i.e., “Income (loss) before income taxes”) before interest, depreciation, amortization, non-operating pension and other post-employment benefits / charges, and foreign exchange gains / losses, indirect legacy costs, and adjusted for significant items. Reconciliations of these measures are provided on the following pages.

Segment Net Sales, Significant Segment Expenses and Segment Operating EBITDA	Three Months Ended September 30,
	2025		2024
(In millions)	Semiconductor Technologies	Interconnect Solutions	Semiconductor Technologies	Interconnect Solutions
Segment net sales	$693	$583	$640	$508
Less [1]:
Cost of sales	$360	$341	$315	$294
Selling, general and administrative expenses	69	77	76	70
Research and development expenses	58	34	50	30
Amortization of intangibles & other segment items [2]	11	37	12	42
Add:
Equity in earnings of nonconsolidated affiliates	$14	$1	$10	$—
Depreciation and amortization [3]	31	57	35	63
Segment operating EBITDA	$240	$152	$232	$135

Segment Net Sales, Significant Segment Expenses and Segment Operating EBITDA	Nine Months Ended September 30,
	2025		2024
(In millions)	Semiconductor Technologies	Interconnect Solutions	Semiconductor Technologies	Interconnect Solutions
Segment net sales	$1,981	$1,583	$1,834	$1,400
Less [1]:
Cost of sales	$991	$927	$918	$835
Selling, general and administrative expenses	202	215	226	206
Research and development expenses	167	96	144	84
Amortization of intangibles & other segment items [2]	37	116	35	136
Add:
Equity in earnings (losses) of nonconsolidated affiliates	$38	$(1)	$34	$(1)
Depreciation and amortization [3]	91	175	93	193
Segment operating EBITDA	$713	$403	$638	$331
1.The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
2.Other segment items include immaterial other gains or losses and miscellaneous income and expenses.
3.Depreciation is a reconciling item to Segment Operating EBITDA as it is included within "Cost of sales", "Selling, general and administrative expenses" and "Research and development expenses".

Reconciliation of Segment Operating EBITDA to Income Before Income Taxes		Three Months Ended September 30,		Nine Months Ended September 30,
In millions		2025	2024	2025	2024
Semiconductor Technologies segment operating EBITDA		$240	$232	$713	$638
Interconnect Solutions segment operating EBITDA		152	135	403	331
Total segment operating EBITDA		$392	$367	$1,116	$969
+	Corporate Operating EBITDA [1]	$(10)	$(8)	$(25)	$(21)
-	Depreciation and amortization	94	102	280	297
-	Interest expense [2]	14	—	14	—
+	Non-operating pension benefit (costs) credits [3]	(2)	1	(2)	1
+	Foreign exchange gains (losses), net [3]	1	(4)	(4)	3
+	Significant items charges	(1)	(4)	(18)	(7)
Income before income taxes		$272	$250	$773	$648
1.Corporate includes certain enterprise and governance activities including non-allocated corporate overhead costs and support functions, leveraged services, and other costs not absorbed by reportable segments.
2.Interest expense in 2025 was driven by interest associated with the Secured and Unsecured Notes.
3.Included in "Other income (expense) - net."

The following tables summarize the pre-tax impact of significant items by segment that are excluded from Operating EBITDA above:

Significant Items by Segment for the Three Months Ended September 30, 2025	Semiconductor Technologies	Interconnect Solutions	Corporate	Total
In millions
Restructuring and asset related charges - net [1]	$—	$—	$(1)	$(1)
Total	$—	$—	$(1)	$(1)
1. Includes restructuring actions and asset related charges. See Note 4 for additional information.

Significant Items by Segment for the Three Months Ended September 30, 2024	Semiconductor Technologies	Interconnect Solutions	Corporate	Total
In millions
Restructuring and asset related charges - net [1]	$—	$(8)	$4	$(4)
Total	$—	$(8)	$4	$(4)
1. Includes restructuring actions and asset related charges. See Note 4 for additional information.

Significant Items by Segment for the Nine Months Ended September 30, 2025	Semiconductor Technologies	Interconnect Solutions	Corporate	Total
In millions
Restructuring and asset related charges - net [1]	$(3)	$(4)	$(13)	$(20)
Employee Retention Credit [2]	2	—	—	2
Total	$(1)	$(4)	$(13)	$(18)
1. Includes restructuring actions and asset related charges. See Note 4 for additional information.
2. Reflects the accrued interest earned on employee retention credits and is recorded in "Interest income" within the "Other income (expense) - net" line item in the Company's unaudited interim Combined Statements of Operations.

Significant Items by Segment for the Nine Months Ended September 30, 2024	Semiconductor Technologies	Interconnect Solutions	Corporate	Total
In millions
Restructuring and asset related charges - net [1]	$(1)	$(10)	$4	$(7)
Total	$(1)	$(10)	$4	$(7)
1. Includes restructuring actions and asset related charges. See Note 4 for additional information.

Segment and Corporate Information	Semiconductor Technologies	Interconnect Solutions	Corporate	Total
In millions
As of September 30, 2025
Total Assets	$6,736	$5,313	$463	$12,512
Investment in nonconsolidated affiliates	407	12	—	419
As of December 31, 2024
Total Assets	$6,520	$5,270	$483	$12,273
Investment in nonconsolidated affiliates	370	12	—	382

Capital Expenditure Reconciliation to Unaudited Interim Combined Financial Statements	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Semiconductor Technologies	$37	$18	$94	$49
Interconnect Solutions	25	23	69	53
Corporate	6	5	14	15
Segment totals	$68	$46	$177	$117
Accrual to cash adjustment [1]	(7)	(17)	37	17
Total	$61	$29	$214	$134
1.Reflects the incremental cash spent or unpaid on capital expenditures; total capital expenditures are presented on a cash basis.

NOTE 17 - SUBSEQUENT EVENTS
Separation
On the Separation and Distribution Date, DuPont completed the Separation of the Company through the Distribution. After the Distribution, the Company began publicly trading on the New York Stock Exchange, under the ticker "Q", on November 3, 2025. As part of the Separation, the Company underwent an internal reorganization that resulted in it becoming the holder, directly or through its subsidiaries, of the ElectronicsCo business held by DuPont prior to the Separation and Distribution Date.

On the Separation and Distribution Date, the net proceeds from the Secured and Unsecured Notes issuance and borrowings under the Senior Secured Term Loan Facility, as well as cash on hand were used to fund the distribution to DuPont on the Separation and Distribution Date in the amount of $4,122 million, inclusive of $1,000 million and $750 million net proceeds from the Secured and Unsecured Notes, respectively, $2,350 million net proceeds from the Senior Secured Term Loan Facility and $22 million of costs related to the Secured and Unsecured Notes. In addition, the Company distributed pre-funded interest on the Notes through March 31, 2026 of $66 million (and investment returns on amounts held in escrow in respect of the Secured and Unsecured Notes issuance of $15 million).

See Note 12 to the unaudited interim Combined Financial Statements for additional information on the Secured and Unsecured Notes issuances and borrowings under the Senior Secured Term Loan Facility.

Separation Agreements
In connection with the Separation, DuPont and the Company entered into a certain agreements that will effect separation, the allocation of assets and liabilities to DuPont and the Company and provide a framework for the relationship following the Separation and Distribution. Effective on the Separation and Distribution Date, the following agreements were executed:
•the Separation and Distribution Agreement;
•the Tax Matters Agreement;
•the Employee Matters Agreement;
•the Transition Services Agreements;
•the ESL Cost Sharing Agreement; and
•other agreements governing aspects of the Company’s relationship with DuPont following the Separation including the Intellectual Property Cross-License Agreement and Legacy Liabilities Assignment Agreement, among others.

In connection with the Separation, certain assets and liabilities have been or will be contractually allocated to the Company from DuPont, including legacy liabilities and indemnifications as outlined within the agreements noted above. These amounts are expected to be material and will be reflective of operations through the Separation and Distribution Date. The amounts are being finalized and will be reflected as liabilities in the Company's December 31, 2025 balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of Qnity’s financial condition and results of operations. Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, the unaudited interim Combined Financial Statements and related notes thereto included elsewhere in this Quarterly Report and the audited Financial Statements and related notes thereto included in the Information Statement, dated October 15, 2025, filed as Exhibit 99.1 to Qnity’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2025 (the “Information Statement”) to enhance the understanding of the Company’s operations and present business environment. Certain amounts may not foot due to rounding. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report, as well as in “Risk Factors” in the Information Statement. Carefully read the information under “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report. Qnity assumes no obligation to update any of these forward-looking statements except as required by law. Actual results may differ materially from those contained in any forward-looking statements.

OVERVIEW
We are a global leader in materials and solutions for semiconductor and electronics industries. We empower our customers’ technology roadmaps to enable advancements in megatrends such as artificial intelligence ("AI"), advanced computing and advanced connectivity. We partner with leading semiconductor and advanced device manufacturers to address complex challenges and develop solutions that facilitate next-generation technological innovations. With over 50 years of experience in systems engineering and material science, a global manufacturing footprint, and major application labs across the world, we are well-positioned to capitalize on emerging opportunities across various sectors including transportation, data centers, consumer and personal electronics and aerospace and defense.

We are organized into two operating segments:
•Semiconductor Technologies: Our Semiconductor Technologies segment provides a portfolio of innovative materials and solutions utilized across multiple stages of the semiconductor manufacturing process. These advanced materials are qualified into customers’ roadmaps, designed to improve chip performance, enhance yield, and enable leading-edge node technology.
•Interconnect Solutions: Our Interconnect Solutions segment offers a comprehensive range of best-in-class material solutions that address the evolving complexities of signal integrity, thermal and power management and advanced packaging. These solutions are integral for advanced electronics hardware, including complex printed circuit boards and advanced semiconductor packaging.

Our broad portfolio of solutions and materials across both Semiconductor Technologies and Interconnect Solutions segments positions us as a comprehensive solutions provider for our customers. We are often the partner of choice due to our strong innovation capabilities and extensive materials and engineering expertise. In a fast-paced electronics industry, our customers’ needs are highly performance-driven and our long-standing relationships and strong renewal rates demonstrate our commitment to delivering excellence in a demanding market.

Macroeconomic Environment
Recent and continuing developments in U.S. and foreign policy related to trade, such as the imposition of new or increased tariffs on product imports from certain countries have heightened global trade tensions and sparked significant uncertainty in macroeconomic and geopolitical environments, particularly with respect to China. The nature of our global business exposes us to risks associated with trade conflicts between the U.S. and its trading partners, including about the ultimate extent and duration of the tariffs, responsive actions from other countries and the resulting impacts, including on general economic conditions and on our financial condition, liquidity, or results of operations. As a result, we may face a reduction in the demand for, and in the competitiveness of, our products, particularly from local or domestically sourced competition, harm to our relationships with our customers, and decreased profitability, which have the potential to adversely affect our business, financial condition and results of operations.

Recent Developments
Transition to Stand-Alone Company
On May 22, 2024, DuPont de Nemours, Inc. (“DuPont” or “Parent”), of which we have historically been a part, announced its plan to separate its Electronics business, which included its semiconductor technologies and interconnect solutions businesses, from the other businesses of DuPont (the “Separation"). On November 1, 2025 (the “Separation and Distribution Date”), the

Separation was completed through a tax-free pro rata distribution of all of the then issued and outstanding shares of our common stock to DuPont stockholders at a ratio of one share of our common stock for every two shares of DuPont’s common stock held at the close of business on the record date of October 22, 2025 (the “Distribution”).

Relationship with DuPont
Historically, we have relied on DuPont to manage certain aspects of our operations and provide us with certain services, the costs of which have historically been either allocated or directly billed to us. Historical costs for such services may not necessarily reflect the actual expenses we would have incurred, or will incur, as an independent company. In connection with the Separation, we and/or certain of our subsidiaries entered into the Separation Agreement and certain other agreements with DuPont and/or certain of its subsidiaries as of the Separation and Distribution Date, including, but not limited to, the Tax Matters Agreement, the Employee Matters Agreement, the Transition Services Agreement (as defined below), the Intellectual Property Cross-License Agreement, the Transitional House Marks Trademark License Agreement, the Ex-Station Lease ("ESL") Cost Sharing Agreement (as defined below) and certain other intellectual property-related, real estate-related, confidentiality-related, regulatory-related and commercial agreements. DuPont will not provide us with ongoing assistance other than the transition and other services described in these agreements. These services do not include every service that we have received from DuPont in the past, and DuPont is only obligated to provide the transition services for limited periods following the Separation. Following the cessation of the Transition Services Agreement, we will need to provide internally or obtain from unaffiliated third parties the services we will no longer receive from DuPont. The cost of replacing such services may vary from the historical costs directly allocated to us.

Stand-Alone Company Expenses
As a result of the Separation, we are required to operate as an independent company. Under the Transition Services Agreement with DuPont, dated as of the Separation and Distribution Date (the "Transition Services Agreement"), we are receiving certain services, including informational technology services, from DuPont. As we transition from those services, we will incur additional expenditures. We currently estimate it will cost approximately $180 million in one-time costs, incurred over two years, to establish stand-alone informational technology systems, not including the cost of maintenance or employee-related expenditures.

In addition, we are incurring costs related to expanding, internally or through third parties, our functional capabilities such as information technology, finance, human resources, legal, tax, facilities, branding, government relations and insurance. We are subject to the requirements of the federal and state securities laws and stock exchange requirements and have established, or are in the process of establishing, additional procedures and practices as a stand-alone public company. As a result, we will incur incremental costs including, but not limited to, costs relating to external reporting, internal audit, treasury, investor relations, board of directors and officers and stock administration.

Cost Sharing Arrangements
Under the ESL Cost Sharing Agreement, dated as of August 28, 2025, by and between FCC Acquisition Corporation, a Delaware corporation, and DuPont (the "ESL Cost Sharing Agreement"), DuPont and Qnity will be responsible for 60% and 40%, respectively, of certain costs and expenses that exceed the net revenues received by DuPont from certain third parties at the Experimental Station facility ("Experimental Station"). As a result, we may have to pay certain additional costs, including in the event that certain portions of Experimental Station not occupied by us, DuPont or their respective subsidiaries as of the Separation become vacant and DuPont does not lease such portions to a new tenant for rental rates that are at least equal to the current rental rates. Because DuPont will operate the Experimental Station following the Separation, such costs will be beyond our control, and our obligation to bear such costs may negatively impact our business, results of operations, financial condition and cash flows.

Certain Indemnification Obligations to DuPont
In connection with the Separation, we have been contractually allocated, and will directly pay or indemnify DuPont for, the Applicable Qnity Percentage of certain liabilities, including funding obligations of DuPont under the Memorandum of Understanding ("MOU"), legacy PFAS liabilities and liabilities related to businesses and operations of DuPont that were previously discontinued or divested. The Applicable Qnity Percentage is equal to the trailing twelve month Pro Forma Operating EBITDA attributable to the Qnity business and assets (measured at the time of the distribution, but prior to giving effect to the distribution) divided by the trailing twelve month Pro Forma Operating EBITDA (measured at the time of the distribution, but prior to giving effect to the distribution) of DuPont, multiplied by 100. For purposes of the following discussion, we have assumed the Applicable Qnity Percentage is 44% and determined all amounts in accordance with the applicable provisions of the Separation Agreement (including adjustments therein related to estimated income tax benefits arising from the liabilities allocated to us).

Liabilities under the Memorandum of Understanding
As of September 30, 2025, DuPont has borne Qualified Spend of approximately $665 million and has recorded an indemnification liability for probable and reasonably estimable future Qualified Spend of $216 million. Accordingly, we expect to record an indemnification liability for such probable and reasonably estimable future Qualified Spend of $75 million.

We will directly contribute or indemnify DuPont for, the Applicable Qnity Percentage of DuPont’s funding obligations in respect of an MOU Escrow Account established by DuPont, Corteva, Inc. ("Corteva") and The Chemours Company ("Chemours") to support and manage potential future eligible PFAS costs.

New Jersey
On August 3, 2025, DuPont, together with Chemours and Corteva and its subsidiary EIDP Inc. (formerly known as E. I. du Pont de Nemours and Company) (“EIDP”), agreed to a proposed Judicial Consent Order (the “Consent Order”) with the State of New Jersey to resolve outstanding claims by the State of New Jersey pending against the companies related to legacy use of a wide variety of substances of concern for an aggregate cash payment to the State of New Jersey of $875 million, payable over a period of 25 years. The first of the scheduled annual payments will be due within 30 days of the date the Judicial Consent Order is entered by the Court, but no earlier than January 31, 2026.

Contingent upon the Settlement being approved by the Court, DuPont and Corteva will purchase Chemours’ interest in future, if any, insurance proceeds related to PFAS claims. DuPont and Corteva will make the purchase by contributing a total of $150 million into an escrow fund (the “NJ Insurance Escrow”) to be applied to Chemours’ share of the Settlement. In exchange, Chemours shall assign to DuPont and Corteva its rights to $150 million of PFAS-related insurance proceeds plus a fee equal to the lesser of (a) $35 million, or (b) $3 million plus interest (at prime minus 2%) on the unrecovered fraction of $150 million, until Chemours’ share of insurance recoveries fully recoups the purchase price.

The obligations of DuPont set forth in this section relating to the Settlement, including the cash payments, any remediation obligations (and related liabilities), and the establishment and maintenance of the reserve fund, and the purchase of Chemours’ interest in future insurance proceeds related to PFAS claims, in each case constitute, liabilities contractually allocated between us and DuPont based their respective Applicable Percentage. Accordingly, we will indemnify DuPont, or remit directly to the relevant third party, the amount owed in respect of our share of such liabilities.

As of September 30, 2025, DuPont recorded a pre-tax charge of $177 million related to the proposed Consent Order, we estimate our contractually allocated portion of the recorded pre-tax charge will be approximately $66 million. Additionally, DuPont recorded interest accretion of $4 million during the three and nine months ended September 30, 2025, resulting in a liability of $181 million as of September 30, 2025. We estimate our contractually allocated portion of this accreted interest will be approximately $2 million. We will share in the ongoing costs of maintaining a reserve fund in the event the remedial funding source for a site has been exhausted and the party responsible is not otherwise performing the required remediation.

We estimate our contractually allocated cash contribution in respect of the NJ Insurance Escrow will be $47 million. We will also receive the Applicable Qnity Percentage of any insurance proceeds related to PFAS claims recovered.

Other
As of September 30, 2025, DuPont has recorded liabilities related to business and operations, historical activities of DuPont, including environmental liabilities, and its present and former subsidiaries, for which we estimate our contractually allocated portion to be $38 million.

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Net sales	$1,276	$1,148	$3,564	$3,234

The following table summarizes sales variances by segment and geographic region from the prior year:

Sales Variances by Segment and Geographic Region
Percentage change from prior year	Three Months Ended September 30, 2025					Nine Months Ended September 30, 2025
	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Semiconductor Technologies	(1)%	—%	9%	—%	8%	(1)%	—%	9%	—%	8%
Interconnect Solutions	(1)	1	15	—	15	(2)	—	15	—	13
Total	(1)%	1%	11%	—%	11%	(2)%	—%	12%	—%	10%
Americas	(2)%	—%	21%	—%	19%	(1)%	—%	16%	—%	15%
EMEA [1]	1	3	18	—	22	—	1	7	—	8
Asia Pacific	(1)	1	9	—	9	(1)	—	11	—	10
Total	(1)%	1%	11%	—%	11%	(2)%	—%	12%	—%	10%
1.Europe, Middle East and Africa.

We reported net sales for the three months ended September 30, 2025 of $1.3 billion, up 11% from $1.1 billion for the three months ended September 30, 2024, due to an 11% increase in volume and a 1% favorable currency impact partially offset by a 1% decrease in local price and product mix. The volume increase was attributable to both Interconnect Solutions (up 15%) and Semiconductor Technologies (up 9%). Contributing to the volume increase was an approximate $40 million benefit from order timing related to system cut-over activities in advance of the Separation. The favorable currency impact was attributable to Interconnect Solutions (up 1%) while the currency impact of Semiconductor Technologies remained flat. Local price and product mix declined in both Interconnect Solutions (down 1%) and Semiconductor Technologies (down 1%).

Net sales for the nine months ended September 30, 2025 were $3.6 billion, up 10% from $3.2 billion for the nine months ended September 30, 2024, due to a 12% increase in volume partially offset by a 2% decrease in local price and product mix. The increase in volume was attributable to both Interconnect Solutions (up 15%) and Semiconductor Technologies (up 9%). Contributing to the volume increase was an approximate $40 million benefit from order timing related to system cut-over activities in advance of the Separation. Local price and product mix declined in both Interconnect Solutions (down 2%) and Semiconductor Technologies (down 1%).

Cost of Sales
Cost of sales were $701 million for the three months ended September 30, 2025, up 15% from $609 million for the three months ended September 30, 2024 primarily due to increased volume of 10% as well as increases in input costs of 4% and unfavorable currency impacts of 1%.

Cost of sales as a percentage of net sales for the three months ended September 30, 2025 was 55% as compared to 53% for the three months ended September 30, 2024.

Cost of sales were $1.9 billion for the nine months ended September 30, 2025, up 9% from $1.8 billion for the nine months ended September 30, 2024 due to increased volume of 9%.

Cost of sales as a percentage of net sales remained flat at 54% for the nine months ended September 30, 2025 and 2024.

Research and Development ("R&D") Expenses
R&D expense was $92 million for the three months ended September 30, 2025, up from $81 million for the three months ended September 30, 2024. R&D expense as a percentage of net sales was consistent period over period at 7% for each of the three months ended September 30, 2025 and 2024.

R&D expense was $264 million for the nine months ended September 30, 2025, up from $230 million for the nine months ended September 30, 2024. R&D expense as a percentage of net sales was consistent period over period at 7% for each of the nine months ended September 30, 2025 and 2024.

Selling, General and Administrative ("SG&A") Expenses
SG&A expenses were $159 million in the third quarter of 2025, up slightly from $156 million in the third quarter of 2024. SG&A expenses as a percentage of net sales decreased period over period at 12% and 14% for the three months ended September 30, 2025 and 2024, respectively.

For the first nine months of 2025, SG&A expenses were $453 million, down from $461 million in the first nine months of 2024. SG&A expenses as a percentage of net sales remained relatively consistent at 13% and 14% for the nine months ended September 30, 2025 and 2024, respectively. The decrease for the nine months ended September 30, 2025 as compared with the same period of the prior year was primarily due to decrease in legal expenses partially offset by higher employee related costs.

Amortization of Intangibles
Amortization of intangibles was $51 million in the third quarter of 2025, down from $57 million in the third quarter of 2024. In the first nine months of 2025, amortization of intangibles was $156 million, down from $177 million in the same period of the prior year. The decrease for the three and nine months ended September 30, 2025 as compared with the same periods of the prior year was primarily due to the absence of amortization from fully amortized assets.

Restructuring and Asset Related Charges - Net
Restructuring and asset related charges - net were $1 million in the third quarter of 2025, down from $4 million of charges in the third quarter of 2024. In the first nine months of 2025, restructuring and asset related charges - net were $20 million, up from $7 million of charges in the same period last year. The activity for the three and nine months ended September 30, 2025 and 2024 related to nonrecurring charges in connection with DuPont-approved restructuring programs. See Note 4 to the unaudited interim Combined Financial Statements for additional information.

Equity in Earnings of Nonconsolidated Affiliates
Our share of the earnings of nonconsolidated affiliates was $15 million in the third quarter of 2025, up from $10 million in the third quarter of 2024. In the first nine months of 2025, our share of earnings of nonconsolidated affiliates was $37 million, up from $33 million in the first nine months of 2024. The increase for each of the three and nine month periods is due to higher earnings in the underlying nonconsolidated affiliates. See Note 10 to the unaudited interim Combined Financial Statements for additional information.

Other Income (Expense) - Net
Other income (expense) - net includes a variety of income and expense items such as gain or loss on sale of assets and foreign exchange gains or losses. Other income (expense) - net remained flat at $1 million of expense in the three months ended September 30, 2025, and 2024.

In the first nine months of 2025, Other income (expense) - net was an expense of $3 million, as compared to $9 million of income in the first nine months of 2024. The nine months ended September 30, 2025 included $4 million net foreign exchange loss, as compared to $3 million net foreign exchange gain for the nine months ended September 30, 2024. See Note 6 to the unaudited interim Combined Financial Statements for additional information.

Interest Expense
Interest expense was $14 million for the three and nine months ended September 30, 2025. There was no interest expense for the three and nine months ended September 30, 2024. The increase in interest expense in 2025 was driven by interest associated with the Notes (as defined herein). See Note 12 to the unaudited interim Combined Financial Statements for additional information.

Provision for Income Taxes
Our effective tax rate fluctuates based, among other factors, on where income is earned and the level of income relative to tax attributes. For the nine months ended September 30, 2025, the effective tax rate was 19.8%, compared with 22.4% for the nine months ended September 30, 2024. The lower effective tax rate for the first nine months of 2025 in comparison to the first nine months of 2024 resulted from a combination of certain discrete tax expenses incurred in 2024, including the settlement of an international tax audit, offset by changes to the geographic mix of earnings in 2025, including the impacts of the OECD's Global Anti-Base Erosion rules under Pillar Two in jurisdictions in which we operate.

SEGMENT RESULTS
Our measure of profit/loss for segment reporting purposes is Operating EBITDA as this is the manner in which our CODM assesses performance and allocates resources. We define Operating EBITDA as earnings (i.e., “Income (loss) before income taxes") before interest, depreciation, amortization, non-operating pension / other post-employment benefits (“OPEB”) / charges, and foreign exchange gains / losses, indirect legacy costs, and adjusted for significant items.

SEMICONDUCTOR TECHNOLOGIES
The Semiconductor Technologies segment provides a portfolio of innovative materials and solutions utilized across multiple stages of the semiconductor manufacturing process. These advanced materials are specified into customers’ roadmaps, designed to improve chip performance, enhance yield, and enable leading-edge node technology.

Semiconductor Technologies	Three Months Ended		Nine Months Ended
In millions	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net sales	$693	$640	$1,981	$1,834
Operating EBITDA	$240	$232	$713	$638
Equity in earnings of nonconsolidated affiliates	$14	$10	$38	$34

Semiconductor Technologies	Three Months Ended	Nine Months Ended
Percentage change from prior year	September 30, 2025	September 30, 2025
Change in Net Sales from Prior Period due to:
Local price & product mix	(1)%	(1)%
Currency	—	—
Volume	9	9
Portfolio & other	—	—
Total	8%	8%

Semiconductor Technologies net sales were $693 million for the three months ended September 30, 2025, up 8% as compared to $640 million for the three months ended September 30, 2024. Net sales increased primarily due to a 9% increase in volume slightly offset by a 1% decrease in local price and product mix. The increase in sales volume was due to ongoing end-market demand strength due to content gains in advanced nodes, share gains, and improved customer utilization rates including AI driven applications. Additionally, there was an approximate $25 million benefit from order timing related to system cut-over activities in advance of the Separation.

Operating EBITDA was $240 million for the three months ended September 30, 2025, up 3% as compared to $232 million for the three months ended September 30, 2024, primarily due to volume growth partially offset by currency and selective growth investments to improve both R&D and supply chain capabilities.

Semiconductor Technologies net sales were $1,981 million for the nine months ended September 30, 2025, up 8% as compared to $1,834 million for the nine months ended September 30, 2024. Net sales increased primarily due to a 9% increase in volume slightly offset by a 1% decrease in local price and product mix. The increase in sales volume was due to ongoing end-market demand strength due to content gains in advanced nodes, share gains, and improved customer utilization rates including AI driven applications. Additionally, there was an approximate $25 million benefit from order timing related to system cut-over activities in advance of the Separation.

Operating EBITDA was $713 million for the nine months ended September 30, 2025, up 12% as compared to $638 million for the nine months ended September 30, 2024, primarily due to volume growth partially offset by growth investments.

INTERCONNECT SOLUTIONS
The Interconnect Solutions segment is a leading provider of materials and solutions that address the evolving complexities of signal integrity, thermal and power management and advanced packaging. These solutions are integral for advanced electronics hardware, including advanced semiconductor packaging. high density and high-layer-count printed circuit boards and high-performance electronics assemblies.

Interconnect Solutions	Three Months Ended		Nine Months Ended
In millions	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net sales	$583	$508	$1,583	$1,400
Operating EBITDA	$152	$135	$403	$331
Equity in earnings (losses) of nonconsolidated affiliates	$1	$—	$(1)	$(1)

Interconnect Solutions	Three Months Ended	Nine Months Ended
Percentage change from prior year	September 30, 2025	September 30, 2025
Change in Net Sales from Prior Period due to:
Local price & product mix	(1)%	(2)%
Currency	1	—
Volume	15	15
Portfolio & other	—	—
Total	15%	13%

Interconnect Solutions net sales were $583 million for the three months ended September 30, 2025, up 15% from $508 million for the three months ended September 30, 2024. Net sales increased primarily due to a 15% increase in volume and a 1% favorable currency impact slightly offset by a 1% decrease in local price and product mix. The increase in sales volume was due to continued demand strength from AI driven technology ramps in addition to growth from other industrial end-markets such as aerospace, defense and automotive. Additionally, there was an approximately $15 million benefit from order timing related to system cut-over activities in advance of the Separation. The favorable currency impact is primarily driven by the Japanese yen, euro, and Taiwanese dollar.

Operating EBITDA was $152 million for the three months ended September 30, 2025, up 13% as compared to $135 million for the three months ended September 30, 2024, primarily due to an increase in sales volume partially offset by selective growth investments.

Interconnect Solutions net sales were $1,583 million for the nine months ended September 30, 2025, up 13% from $1,400 million for the nine months ended September 30, 2024. Net sales increased primarily due to a 15% increase in volume slightly offset by a 2% decrease in local price and product mix. The increase in sales volume was due to continued demand strength from AI driven technology ramps in addition to growth from other industrial end-markets such as aerospace, defense and automotive. Additionally, there was an approximately $15 million benefit from order timing related to system cut-over activities in advance of the Separation.

Operating EBITDA was $403 million for the nine months ended September 30, 2025, up 22% compared to $331 million for the nine months ended September 30, 2024, primarily due to an increase in sales volume and productivity partially offset by selective growth investments.

CHANGES IN FINANCIAL CONDITION
Liquidity & Capital Resources
Historically, the Electronics business, as managed by DuPont, has generated positive cash flows from operations. A majority of such cash flows was transferred to DuPont in connection with our participation in DuPont’s cash pooling arrangements to manage liquidity and fund operations, the effect of which is presented as net parent investment in our unaudited interim Combined Financial Statements. Our cash and cash equivalents as of September 30, 2025 reflected on the unaudited interim Combined Balance Sheets represent cash on hand at certain foreign entities as a result of local requirements.

Upon Separation, we ceased participation in DuPont cash pooling arrangements and our cash and cash equivalents will be held and used solely for our own operations. Our capital structure, long-term commitments and sources of liquidity will change meaningfully from our historical practices.

We believe our existing cash and cash flows generated from operations and indebtedness incurred in conjunction with the Separation discussed in detail below and anticipated domestic cash and cash equivalents we will retain at the completion of the Separation will be responsive to the needs of our current and planned operations for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of our cash flow from operations, indebtedness incurred in conjunction with the Separation and issuances of equity securities or debt offerings, as needed.

Cash flows from operating, investing and financing activities are provided in the tables that follow. Individual amounts in the unaudited interim Combined Statements of Cash Flows exclude the effect of exchange rate impacts on cash and cash equivalents, which are presented separately in the cash flows. Thus, the amounts presented in the following operating, investing and financing activities tables reflect changes in balances from period to period adjusted for these effects.

Summary of Cash Flows
Our cash flows from operating, investing and financing activities, as reflected in the unaudited interim Combined Statements of Cash Flows, are summarized in the following table.

Cash Flow Summary	Nine Months Ended
In millions	September 30, 2025	September 30, 2024
Cash provided by (used for):
Operating activities	$782	$775
Investing activities	$(214)	$(133)
Financing activities	$(616)	$(624)
Effect of exchange rate changes on cash and cash equivalents	$10	$(2)

Cash Flows from Operating Activities
In the first nine months of 2025, cash provided by operating activities was $782 million, compared with $775 million in the same period last year. The increase in cash provided by operating activities is primarily due to higher earnings, partially offset by an increase in net cash used for working capital. Changes in working capital were primarily driven by higher trade receivables from increased sales and higher inventory based on volume growth, partially offset by higher accounts payable resulting from purchases to support higher volumes.

The table below reflects net working capital:

Net Working Capital	September 30, 2025	December 31, 2024
In millions (except ratio)
Current assets	$1,621	$1,483
Current liabilities	910	839
Net working capital	$711	$644
Current ratio	1.78:1	1.77:1

Cash Flows from Investing Activities
In the first nine months of 2025, cash used for investing activities was $214 million, compared with $133 million in the first nine months of 2024. The increase in cash used for investing activities is attributable to higher capital expenditures.

Cash Flows from Financing Activities
In the first nine months of 2025, cash used for financing activities was $616 million compared with $624 million in the same period last year. The decrease in cash used for financing activities is primarily attributable to cash proceeds from the issuance of long-term debt, partially offset by a decrease in net transfers (to) from Parent and payments for debt issuance costs.

Material Cash Requirements
In the normal course of business, we enter into contracts and commitments that oblige us to make payments in the future. Information regarding our obligations under lease, debt, commitments and pensions and are provided in Note 6, Note 12, Note 13 and Note 15, respectively, in the unaudited Combined Financial Statements for the three and nine months ended September 30, 2025 and 2024.

As a result of the Separation, as discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Stand-Alone Company Expenses”, we will incur costs related to operating as a stand-alone public company and our costs under the Separation Agreements including certain cost sharing arrangements as well as indemnification obligations. While these costs are expected to be significant and we are not able to predict the full extent or timing of our future obligations, we expect the generation of cash from operations and the ability to access the debt capital markets and other sources of liquidity will continue to provide sufficient liquidity and financial flexibility to meet our obligations, and those of our subsidiaries, as they come due.

Debt
We have historically relied, via DuPont, on cash from operating activities and access to the debt capital markets and other sources of liquidity to fund our operations.

As of October 31, 2025 we have incurred indebtedness in an aggregate principal amount of $4.1 billion. We believe that our financing arrangements, future cash from operations, and access to capital markets will provide adequate resources to fund our future cash flow needs. On August 15, 2025, we issued $1 billion aggregate principal amount of 5.750% senior secured notes due 2032 (the "Senior Secured Notes") and $750 million aggregate principal amount of 6.250% senior unsecured notes due 2033 (the "Senior Unsecured Notes" and, together with the Senior Secured Notes, the "Notes").

On October 31, 2025 we entered into (a) the Senior Secured Revolving Facility in the aggregate committed amount of $1.25 billion (up to $100 million of the Senior Secured Revolving Facility will be available for the issuance of letters of credit), and (b) the Senior Secured Term Loan Facility in the aggregate principal amount of $2.35 billion. The Senior Secured Revolving Facility was not utilized at the consummation of the Separation, other than with respect to the issuance of letters of credit. The Notes and the Senior Secured Credit Facilities include various customary covenants including those relating to debt incurrence, liens, restricted payments, assets sales, and transactions with affiliates, changes in control, and mergers or sales of all or substantially all of our assets. See Note 12 to the unaudited interim Combined Financial Statements for additional information.

We expect to rely on cash from our own operating activities, borrowings available under our Senior Secured Revolving Facility, and access to the capital markets to fund our operations. The servicing of this debt will be supported, in part, by cash flows from our existing operations. The cost and availability of debt financing will be influenced by our future credit ratings and market conditions.

Dividends
On November 12, 2025, the Company announced that its Board of Directors declared a quarterly dividend of $0.06 per share payable on December 15, 2025, to stockholders of record on November 28, 2025.

Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2 to the unaudited interim Combined Financial Statements.

Critical Accounting Estimates
There have been no material changes in our critical accounting estimates from those disclosed under the heading "Critical Accounting Estimates" in our Information Statement, dated October 15, 2025, filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on October 15, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For our disclosures about market risk, see the information under the heading "Quantitative and Qualitative Disclosures about Market Risk" in our Information Statement, dated October 15, 2025, filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2025. There have been no material changes to our disclosure about market risk in our Information Statement.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective and during the three months ended September 30, 2025, there were no changes in our internal controls over financial reporting.

Prior to November 1, 2025, we relied on certain material processes and internal controls over financial reporting performed by DuPont. As a result of the Separation from DuPont on November 1, 2025, we are in the process of reviewing, revising and adopting policies, as needed, to meet all regulatory requirements applicable to us as an independent, publicly traded company. In addition, in connection with our Separation, we entered into Transition Services Agreements, pursuant to which DuPont will continue to provide certain information technology, administrative and other services on a transitional basis.

Qnity Electronics, Inc. PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of business, the Company and its subsidiaries are subject to various litigation matters, including, but not limited to, patent infringement claims, employment claims, including alleged wage and hour violations, and commercial claims. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company.

ITEM 1A. RISK FACTORS
There have been no material changes in the Company's risk factors from those disclosed under the heading "Risk Factors" in our Information Statement, dated October 15, 2025, filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1+	Separation and Distribution Agreement by and between DuPont de Nemours, Inc. and Qnity Electronics, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-42619) filed with the SEC on November 3, 2025).
3.1	Amended and Restated Certificate of Incorporation of Qnity Electronics, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-42619) filed with the SEC on November 3, 2025).
3.2	Certificate of Designation of Qnity Electronics, Inc. (included in Exhibit 3.2) (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-42619) filed with the SEC on November 3, 2025).
3.3	Amended and Restated Bylaws of Qnity Electronics, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-42619) filed with the SEC on November 3, 2025).
4.1	Indenture, dated as of August 15, 2025, by and between Qnity Electronics, Inc. and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to Qnity Electronics, Inc.’s registration statement on Form 10, filed with the U.S. Securities and Exchange Commission on September 29, 2025).
4.2	Indenture, dated as of August 15, 2025, by and between Qnity Electronics, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to Qnity Electronics, Inc.’s registration statement on Form 10, filed with the U.S. Securities and Exchange Commission on September 29, 2025).
4.3	First Supplemental Indenture, dated as of November 1, 2025, by and among Qnity Electronics, Inc., the U.S. Guarantors and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-42619) filed with the SEC on November 3, 2025).
4.4	Second Supplemental Indenture, dated as of November 2, 2025, by and among Qnity Electronics, Inc., the Foreign Guarantors and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-42619) filed with the SEC on November 3, 2025).
4.5	First Supplemental Indenture, dated as of November 1, 2025, by and among Qnity Electronics, Inc., the U.S. Guarantors and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 001-42619) filed with the SEC on November 3, 2025).
4.6	Second Supplemental Indenture, dated as of November 2, 2025, by and among Qnity Electronics, Inc., the Foreign Guarantors and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 001-42619) filed with the SEC on November 3, 2025).
10.1	Letter Agreement, dated as of June 1, 2019, by and between DuPont de Nemours, Inc. (f/k/a DowDuPont Inc.) and Corteva, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10, as amended (File No. 001-42619) filed with the SEC on September 29, 2025).
10.2	Tax Matters Agreement, effective as of November 1, 2025, by and between DuPont de Nemours, Inc. and Qnity Electronics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42619) filed with the SEC on November 3, 2025).
10.3	Employee Matters Agreement, effective as of November 1, 2025, by and between DuPont de Nemours, Inc. and Qnity Electronics, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42619) filed with the SEC on November 3, 2025).
10.4	Transition Services Agreement, effective as of November 1, 2025, by and between DuPont Specialty Products USA, LLC and EKC Advanced Electronics USA, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-42619) filed with the SEC on November 3, 2025).
10.5	Intellectual Property Cross-License Agreement, effective as of November 1, 2025, by and among DuPont de Nemours, Inc., Qnity Electronics, Inc. and certain of their respective affiliates (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-42619) filed with the SEC on November 3, 2025).
10.6	Legacy Liabilities Assignment Agreement, effective as of November 1, 2025, by and between DuPont de Nemours, Inc. and Qnity Electronics, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-42619) filed with the SEC on November 3, 2025).
10.7	Credit Agreement, effective as of October 31, 2025, by and among Qnity Electronics, Inc., JPMorgan Chase Bank, N.A. and the other parties thereto (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-42619) filed with the SEC on November 3, 2025).
10.8	Qnity Electronics, Inc.’s Equity and Incentive Plan (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-291198) filed with the SEC on October 31, 2025).

10.9	Electronics, Inc.’s Stock Accumulation and Deferred Compensation Plan for Directors (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-291198) filed with the SEC on October 31, 2025).
10.10*	Qnity Electronics, Inc.’s Senior Executive Severance Plan.
10.11*	Qnity Electronics, Inc.’s Management Deferred Compensation Plan.
10.12*	Qnity Electronics, Inc.’s Retirement Savings Restoration Plan.
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Certain schedules or similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplemental copies of any of the omitted schedules or attachments upon request by the SEC.
*Filed herewith
** Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure except for the terms of the agreements or other documents themselves, and you should not rely on them for other than that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and do not apply in any other context or at any time other than the date they were made.

Qnity Electronics, Inc. Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QNITY ELECTRONICS, INC.
Registrant
Date: November 18, 2025

By:	/s/ Michael G. Goss
Name:	Michael G. Goss
Title:	Vice President and Controller
City:	Wilmington
State:	Delaware