Form 10-Q
period 2026-03-31
Qnity Electronics, Inc.
filed 2026-05-12
CIK 2058873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The registrant had 209,339,207 shares of common stock, $0.01 par value, outstanding at May 8, 2026.

Qnity Electronics, Inc.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2026

Qnity Electronics, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains "forward-looking statements" within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events and the future results of Qnity Electronics, Inc. (“Qnity” or the “Company”) and its subsidiaries (collectively, “we,” “us,” and “our”). In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “see”, “will”, “would”, “target”, “outlook”, “stabilization”, “confident”, “preliminary”, “initial”, “continue”, “may”, “could”, “project”, “estimate”, “forecast” and similar expressions and variations or negatives of these words, among others, as well as other words or expressions referencing future events, conditions or circumstances. All statements, other than statements of historical fact, are forward-looking statements, including statements that describe or relate to Qnity’s plans, goals, intentions, strategies, financial estimates, and statements that do not relate to historical or current fact. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of Qnity’s control, that could cause actual results to differ materially from those expressed in any forward-looking statements.

Forward-looking statements are not guarantees of future performance. Some of the important factors that could cause Qnity’s actual outcomes and results to differ materially from those projected in any such forward-looking statements include, but are not limited to: the competitive environment in which we operate; the risks from our international operations, including trade restrictions and sanctions laws; our ability to comply with complex and increasing legal and regulatory requirements; interruptions in the operations of our manufacturing facilities; volatility in cost of inputs, including energy and raw materials; our ability to attract and retain talented people; reliance on key customers and suppliers; failure to protect our intellectual property or allegations that we have infringed the intellectual property of others; cybersecurity and privacy considerations; legal proceedings and investigatory risks; the ability to realize the intended benefits of the Separation and the Distribution (as defined herein), including achievement of the anticipated synergies and operational efficiencies in connection with the Separation and completed and future, if any, divestitures, mergers, acquisitions, and other portfolio management, productivity and infrastructure actions; contractual allocation from DuPont de Nemours, Inc. (“DuPont”) of certain liabilities; the possibility of disputes, litigation or unanticipated costs in connection with the Separation and the Distribution and other risk factors set forth under "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and the other risk factors set forth under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report"), filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026, as well as in our press releases and other filings with the SEC. Qnity may not actually achieve the plans, intentions or expectations disclosed in its forward-looking statements. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can Qnity assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements.

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

Website and Social Media Disclosure
The Company may use its website and/or social media outlets, such as LinkedIn and WeChat, as distribution channels of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at https://ir.qnityelectronics.com, its LinkedIn page at https://linkedin.com/company/qnityelectronics and its WeChat account at https://mp.weixin.qq.com/s/JV7BeMMNyLIpCmoI5oczRA. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section under the “Resources” section at https://ir.qnityelectronics.com.

The contents of the Company’s website, including those referenced above and elsewhere in this report, are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document Qnity has or in the future may file, or furnish to, with the SEC, and any references to the Company’s websites are intended to be inactive textual references only.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Qnity Electronics, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2026	2025
Net sales	$1,315	$1,118
Cost of sales	697	587
Research and development expenses	94	84
Selling, general and administrative expenses	173	140
Amortization of intangibles	52	55
Transformation, integration and other charges (Note 4)	28	17
Equity in earnings of nonconsolidated affiliates	13	9
Interest expense	61	—
Other income (expense) - net	(5)	2
Income before income taxes	$218	$246
Provision for income taxes	56	47
Net income	$162	$199
Net income attributable to noncontrolling interests	11	6
Net income available for Qnity common stockholders	$151	$193

Per common share data:
Earnings per common share - basic	$0.72	$0.92
Earnings per common share - diluted	$0.72	$0.92

Weighted-average common shares outstanding - basic	209.7	209.4
Weighted-average common shares outstanding - diluted	210.3	209.4
See Notes to the Consolidated Financial Statements.

Qnity Electronics, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
In millions	2026	2025
Net income	$162	$199
Other comprehensive (loss) income, net of tax
Cumulative translation adjustments	(52)	56
Pension benefit plans	(1)	(2)
Total other comprehensive (loss) income	$(53)	$54
Comprehensive income	$109	$253
Comprehensive income attributable to noncontrolling interests, net of tax	9	9
Comprehensive income attributable to Qnity	$100	$244
See Notes to the Consolidated Financial Statements.

Qnity Electronics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

In millions	March 31, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$857	$915
Accounts and notes receivable - net	1,039	992
Inventories - net	696	661
Prepaid and other current assets	90	70
Total current assets	$2,682	$2,638
Property, plant and equipment - net of accumulated depreciation (March 31, 2026 - 1,478; December 31, 2025 - 1,450)	1,692	1,701
Other Assets
Goodwill	7,514	7,522
Other intangible assets	1,061	1,111
Investments and noncurrent receivables	417	402
Deferred income tax assets	40	42
Deferred charges and other assets	657	654
Total other assets	$9,689	$9,731
Total Assets	$14,063	$14,070
Liabilities and Equity
Current Liabilities
Short-term borrowings	$23	$24
Accounts payable	699	680
Income taxes payable	162	150
Accrued and other current liabilities	379	502
Total current liabilities	$1,263	$1,356
Long-Term Debt	4,000	4,003
Other Noncurrent Liabilities
Deferred income tax liabilities	259	273
Pensions and other post-employment benefits - noncurrent	80	80
Other noncurrent obligations	1,000	992
Total other noncurrent liabilities	$1,339	$1,345
Total Liabilities	$6,602	$6,704
Commitments and contingent liabilities (Note 13)
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2026: 209,440,670 shares; 2025: 209,479,173 shares)	2	2
Preferred stock (authorized 1 share of $1.50 million par value each; issued 2026: 1 share; 2025: 1 share	2	2
Additional paid-in capital	7,276	7,286
Retained earnings	170	18
Accumulated other comprehensive loss	(264)	(213)
Total Qnity equity	$7,186	$7,095
Noncontrolling interests	275	271
Total equity	$7,461	$7,366
Total Liabilities and Equity	$14,063	$14,070
See Notes to the Consolidated Financial Statements.

Qnity Electronics, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
In millions	2026	2025
Operating Activities
Net income	$162	$199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	46	39
Amortization of definite-lived intangible assets	52	55
Stock-based compensation	10	4
Credit for deferred income tax and other tax related items	(1)	(9)
Restructuring and asset related charges - net	(1)	17
Net periodic pension benefit cost	1	1
Periodic benefit plan contributions	(1)	(1)
Earnings of nonconsolidated affiliates less dividends received	(13)	(9)
Other net loss	9	—
Changes in assets and liabilities:
Accounts and notes receivable	(51)	(4)
Inventories	(42)	(35)
Other assets	(11)	1
Accounts payable	72	41
Accrued and other current liabilities	(120)	(67)
Other noncurrent liabilities	15	3
Income tax liabilities	8	(28)
Cash provided by operating activities	$135	$207
Investing Activities
Capital expenditures	(122)	(104)
Other investing activities, net	(1)	—
Cash used for investing activities	$(123)	$(104)
Financing Activities
Repayments on long-term debt	(6)	—
Repurchases of common stock	(25)	—
Employee taxes paid for share-based payment arrangements	(5)	—
Distributions to noncontrolling interests	(6)	(5)
Dividends paid to stockholders	(17)	—
Net transfers to Parent	—	(104)
Cash used for financing activities	$(59)	$(109)
Effect of exchange rate changes on cash and cash equivalents	(11)	2
Decrease in cash and cash equivalents	$(58)	$(4)
Cash and cash equivalents at beginning of period	$915	$166
Cash and cash equivalents at end of period	$857	$162
See Notes to the Consolidated Financial Statements.

Qnity Electronics, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
For the three months ended March 31, 2026 and 2025

In millions	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Parent Company Net Investment	Accumulated Other Comp (Loss) Income	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$—	$—	$—	$—	$11,058	$(414)	$252	$10,896
Net income	—	—	—	—	193	—	6	199
Other comprehensive income	—	—	—	—	—	51	3	54
Distributions to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Net transfers to Parent	—	—	—	—	(105)	—	—	(105)
Balance at March 31, 2025	$—	$—	$—	$—	$11,146	$(363)	$256	$11,039

Balance at December 31, 2025	$2	$2	$7,286	$18	$—	$(213)	$271	$7,366
Net income	—	—	—	151	—	—	11	162
Other comprehensive loss	—	—	—	—	—	(51)	(2)	(53)
Stock-based compensation	—	—	5	—	—	—	—	5
Distributions to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Common stock repurchased	—	—	(25)	—	—	—	—	(25)
Separation-related adjustments	—	—	10	—	—	—	—	10
Other	—	—	—	1	—	—	1	2
Balance at March 31, 2026	$2	$2	$7,276	$170	$—	$(264)	$275	$7,461
See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
Organization and Description of Business
Qnity Electronics, Inc. ("Qnity" or the "Company") is one of the largest global leaders in materials and solutions for the semiconductor and electronics industries. The Company empowers its customers’ technology roadmaps to enable advancements in megatrends such as artificial intelligence, high-performance computing and advanced connectivity. Qnity partners with leading semiconductor and advanced device manufacturers to address complex challenges and develop solutions that facilitate next-generation technological innovations.

Prior to November 1, 2025, the Company was wholly owned by DuPont de Nemours, Inc. (“DuPont” or "Parent"). On November 1, 2025 (the "Separation and Distribution Date"), Qnity was separated from DuPont into an independent publicly traded company (the "Separation") through a pro-rata distribution of one share of Qnity common stock for every two shares of DuPont common stock held at the close of business on the record date of October 22, 2025 (the "Distribution"). As a result of the Distribution, as of the Separation and Distribution Date, Qnity became an independent, publicly traded company, and Qnity common stock commenced trading on the New York Stock Exchange under the symbol "Q" at the start of trading on November 3, 2025.

Basis of Presentation
Prior to the Separation on November 1, 2025, Qnity had operated as a part of DuPont; consequently, stand-alone interim financial statements were not historically prepared for Qnity. For the period subsequent to November 1, 2025, the financial statements are presented on a consolidated basis as the Company became a standalone public company. In the opinion of management, the accompanying unaudited interim Consolidated Financial Statements reflect all adjustments (including normal recurring adjustments) which are considered necessary for the fair statement of the results for the periods presented. The unaudited interim Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. Results from interim periods should not be considered indicative of results for the full year. These unaudited interim Consolidated Financial Statements should also be read in conjunction with the audited annual Consolidated Financial Statements and notes thereto for the year ended December 31, 2025, collectively referred to as the “2025 Annual Financial Statements” as contained in the Company’s Annual Report on Form 10-K (the "Annual Report") filed on February 26, 2026 with the U.S. Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended.

Beginning in fiscal 2026, the Company presents costs incurred in connection with a multi‑year transformation plan, designed to strengthen operational productivity, enhance commercial and innovation excellence, and optimize the Company’s presence in key markets, within a single operating expense line titled “Transformation, integration and other charges” in the Consolidated Statements of Operations. The transformation plan does not represent a company‑wide restructuring event; rather, it consists of a series of discrete initiatives, including IT independence and other separation‑related activities, integration efforts, and productivity programs.

Consistent with the update above, we combined our historical “Restructuring and other asset related charges” and “Acquisition, integration and separation costs” into the expense caption, “Transformation, integration and other charges” to simplify our presentation and better reflect how management evaluates these activities. Prior period amounts presented in this Quarterly Report on Form 10-Q have been recast to conform to the current period presentation. This change in presentation did not affect total operating expenses, operating income, net income, earnings per share, or cash flows for any period presented.

NOTE 2 - RECENT ACCOUNTING GUIDANCE
Recently Adopted Accounting Guidance
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09") to improve transparency and disclosure requirements for the rate reconciliation, income taxes paid and other tax disclosures. The amendments in ASU 2023-09 are effective for annual fiscal years beginning after December 15, 2024, on a prospective basis. The disclosures were implemented as required for the year-ended December 31, 2025 in the Company's Annual Report.

In December 2025, the FASB issued Accounting Standards Update No. 2025-12, "Codification Improvements", which addresses stakeholders' feedback on the Accounting Standards Codification and makes other incremental improvements to generally accepted accounting principles. Specifically, Issue 10 of ASU 2025-12 added a clarification within ASC 505-30 to provide a policy election to permit the excess of repurchase price over par value in a stock repurchase transaction to be accounted for entirely as a reduction in additional paid-in capital when the repurchased shares are retired. The Company adopted Issue 10 of ASU 2025-12 during the quarter ended March 31, 2026.

Accounting Guidance Issued But Not Adopted at March 31, 2026
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

Net sales to Samsung Electronics Co., Ltd accounted for 11% and 10% of total net sales for each of the three months ended March 31, 2026 and 2025, respectively. Additionally, net sales to Taiwan Semiconductor Manufacturing Company Limited (TSMC) accounted for 8% of total net sales for the three months ended March 31, 2026 and 2025. The majority of revenues for both customers relate to the Semiconductor Technologies segment.

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by segment and geographic region, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows.

Net Sales by Segment	Three Months Ended March 31,
In millions	2026	2025
Semiconductor Technologies	$722	$644
Interconnect Solutions	593	474
Total	$1,315	$1,118

Net Sales by Segment by Geographic Region	Three Months Ended March 31,
	2026			2025
	Semiconductor Technologies	Interconnect Solutions	Total	Semiconductor Technologies	Interconnect Solutions	Total
In millions
Americas:	$78	$93	$171	$66	$78	$144
United States	77	84	161	65	71	136
Other Americas [1]	1	9	10	1	7	8
EMEA [2]	51	51	102	49	43	92
Asia Pacific:	593	449	1,042	529	353	882
China	205	230	435	205	191	396
Rest of Asia Pacific:	388	219	607	324	162	486
South Korea	164	30	194	140	23	163
Taiwan	151	53	204	121	36	157
Other	73	136	209	63	103	166
Total	$722	$593	$1,315	$644	$474	$1,118
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

Revenue recognized from amounts included in contract liabilities at the beginning of the period were insignificant for the three months ended March 31, 2026 and 2025. The Company did not recognize any asset impairment charges related to contract assets during the periods. The Company will begin recognizing its deferred revenue when the project associated with the revenue that was deferred is completed and commercial production begins, currently expected in 2027.

Contract Balances	March 31, 2026	December 31, 2025
In millions
Accounts receivable - trade [1]	$702	$656
Deferred revenue - current [2]	$2	$1
Deferred revenue - noncurrent [3]	$46	$46
1.Included in "Accounts and notes receivable - net" in the interim Condensed Consolidated Balance Sheets.
2.Included in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.
3.Included in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets.

NOTE 4 - TRANSFORMATION, INTEGRATION AND OTHER CHARGES
In February 2026, Qnity launched a multi‑year transformation plan, designed to strengthen operational productivity, enhance commercial and innovation excellence and optimize the Company’s presence in key markets. Costs incurred under this plan primarily comprise external consulting and separation services, severance, asset‑related charges, and program‑related operating costs.

As further discussed in Note 1, beginning in the first quarter of 2026, the Company combined its historical “Restructuring and asset‑related charges – net” financial‑statement line item with its historical “Acquisition, integration and separation costs” into a single operating expense caption titled “Transformation, integration and other charges.” This change represents a presentation change only, and does not represent a change in accounting principle. Consistent with SEC interim reporting requirements, prior‑period amounts presented herein have been recast to conform to the current‑period presentation. Although restructuring is no longer presented as a separate financial‑statement line item, the Company continues to monitor these charges as a discrete component of the new combined operating expense caption.

The following table represents reclassification of prior-period amounts to Transformation, integration and other charges:

Reclassification of Prior-Period Amounts	Three Months Ended March 31, 2025
In millions
Restructuring and asset related charges – net	$17
Acquisition, integration and separation costs	—
Transformation, integration and other charges (recast)	$17

The following table presents the components of Transformation, integration and other charges by major cost category. Amounts include costs recognized under ASC 420 (exit and disposal activities), ASC 712 (compensation – nonretirement postemployment benefits), ASC 360 (asset impairments), and other transformation and integration costs.

Transformation, Integration and Other Charges by Cost Category	Three Months Ended March 31,
In millions	2026	2025
Pre-Separation restructuring programs[1]
Severance	$(1)	$17
Asset related charges	—	—
Total Pre-Separation restructuring programs	$(1)	$17
Qnity Transformation Plan
IT independence [2]	$24	$—
Integration and other [2]	3	—
Transformation initiative charges[2]	2	—
Total Qnity Transformation Plan	$29	$—
Total transformation, integration and other charges (recast)	$28	$17
1. This activity represents charges and credits related to DuPont-approved restructuring programs initiated prior to the Separation.
2. Charges primarily consist of external advisory services, professional fees, program management costs, internal program labor, and other operating expenses that are incremental and directly attributable to the Company’s transformation and separation activities. Internal program labor represents payroll costs for employees predominantly dedicated to the transformation and separation initiatives and reflects costs that are incremental to the Company’s normal operating activities.

There were no actions by the Company resulting in new exit or disposal cost obligations during the three months ended March 31, 2026.

Exit and disposal operations were a credit of $1 million and charges of $17 million for the three months ended March 31, 2026 and 2025, respectively. The entirety of these charges related to DuPont-approved restructuring programs that were initiated prior to the Separation. The total liability related to these programs was $3 million as of March 31, 2026, recorded in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.

Refer to Note 19 for the disaggregation of Transformation, integration and other charges incurred by segment. The Company expects the majority of the remaining cash outflows of the program to be incurred in the next two years.

NOTE 5 - RELATIONSHIP WITH DUPONT
Prior to the Separation, Qnity had been managed and operated in the normal course with other businesses of DuPont. Accordingly, certain shared costs had been allocated to Qnity and reflected as expenses in the stand-alone Consolidated Financial Statements. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the pre-Separation expenses attributable to Qnity for purposes of the stand-alone financial statements. The expenses reflected in the Consolidated Financial Statements may not be indicative of expenses that will be incurred by Qnity in the future. All transactions with DuPont prior to the Separation approximate prices at cost.

Corporate Expense Allocations
Qnity’s Consolidated Statements of Operations for periods prior to the Separation included general corporate expenses of DuPont for services provided by DuPont for certain support functions that were provided on a centralized basis prior to the Separation. These costs were allocated using relevant allocation methods, primarily based on sales metrics.

Corporate expense allocations during the three months ended March 31, 2025 were recorded in the unaudited interim Consolidated Statements of Operations within the following captions:

In millions	Three months ended March 31, 2025
Selling, general and administrative expenses	$53
Cost of sales	8
Research and development expenses	10
Transformation, integration and other charges[1]	11
Total corporate expense allocations	$82
1. Refer to Note 4 for additional information.

Parent Company Equity
Net transfers to Parent are included within Parent company net investment on the unaudited interim Consolidated Statements of Changes in Equity. The components of the net transfers to Parent are as follows:

In millions	Three Months Ended March 31, 2025
Cash pooling and general financing activities	$33
Less: Corporate cost allocations	82
Less: Taxes deemed settled with Parent	56
Total net transfers to Parent per unaudited interim Consolidated Statements of Changes in Equity	$(105)
Stock-based compensation and other noncash transfers (to) from Parent	1
Net transfers to Parent per unaudited interim Consolidated Statements of Cash Flows	$(104)

NOTE 6 - SUPPLEMENTARY INFORMATION

Other Income (Expense) - Net	Three Months Ended March 31,
In millions	2026	2025
Non-operating pension credits	$1	$—
Interest income	3	2
Foreign exchange (losses) gains - net	(7)	—
Indirect legacy (costs) benefits - net	(3)	—
Miscellaneous income (expense) - net	1	—
Other (expense) income - net	$(5)	$2

Accrued and Other Current Liabilities

In millions	March 31, 2026	December 31, 2025
Accrued payroll	$105	$162
Current indemnification liabilities[1]	168	183
Other [2]	106	157
Total accrued and other current liabilities	$379	$502
1. Related to current portion of indemnification liabilities, primarily to DuPont. For additional information on these matters, refer to Note 5.
2. No other component of “Accrued and other current liabilities” was more than 5% of total current liabilities at March 31, 2026 and December 31, 2025.

Operating Leases
Supplemental balance sheet information related to leases was as follows:

In millions	March 31, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets [1]	$502	$493
Current operating lease liabilities [2]	44	43
Noncurrent operating lease liabilities [3]	466	455
Total operating lease liabilities	$510	$498
1.Included in "Deferred charges and other assets" in the interim Condensed Consolidated Balance Sheets.
2.Included in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.
3.Included in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets.

NOTE 7 - INCOME TAXES
During the periods presented in the unaudited interim Consolidated Financial Statements prior to the Separation, Qnity did not file separate tax returns in the U.S. for federal, certain state and local tax purposes, nor in foreign tax jurisdictions, as Qnity was included in the tax grouping of DuPont and its affiliate entities within the respective jurisdictions. The provision for income taxes included in these unaudited interim Consolidated Financial Statements has been calculated using the separate return basis, as if Qnity filed separate tax returns. The Company will file a separate tax return in these jurisdictions for the period ended March 31, 2026.

Each year, the Company files hundreds of tax returns in the various national, state, and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. The Company has ongoing federal, state, and international income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by local tax authorities. As a result, there is an uncertainty in income taxes recognized in the Company’s financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. The ultimate resolution of such uncertainties is not expected to have a material impact on the Company's interim results of operations.

The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to attributes. The tax provision for the three months ended March 31, 2026 resulted in an effective tax rate on operations of 25.7% on pre-tax income of $218 million, compared with an effective tax rate of 19.1%, on pre-tax income of $246 million for the three months ended March 31, 2025. The increase in effective tax rate in 2026 relates to a limitation on the deductibility of interest expense and higher tax costs on the remittance of foreign earnings, partially offset by a reduction in foreign tax costs.

On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was enacted. The Act includes a broad range of tax reform provisions, including modifications and enhancements to the domestic and international provisions of the Tax Cuts and Jobs Act. Among other changes, the Act allows for immediate expensing of domestic research and development expenditures, revises provisions around foreign-sourced earnings and revises the corporate interest limitation rules. The legislation has multiple effective dates, with certain provisions having become effective in fiscal 2025 and the majority becoming effective in fiscal 2026. The Company has considered the impact of the enacted provisions in its consolidated tax provision as of March 31, 2026. The legislation did not have a material impact on our income tax expense or effective tax rate for this quarter. The Company continues to evaluate the broader effects of the legislation as further guidance is issued.

NOTE 8 - EARNINGS PER SHARE CALCULATIONS
On the Separation and Distribution Date, approximately 209 million shares of the Company's common stock, par value $0.01 per share, were distributed to DuPont shareholders of record as of October 22, 2025. This share amount was utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation as all common stock was owned by DuPont prior to the Separation. For all periods presented prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no equity awards of Qnity outstanding prior to the Separation. Therefore, the calculation of basic and diluted earnings per share is the same. Subsequent to the Separation, actual basic and diluted share counts were utilized for the calculation.

Net Income for Earnings Per Share Calculations - Basic & Diluted	Three Months Ended March 31,
In millions, except per share amounts	2026	2025
Net income	$162	$199
Net income attributable to noncontrolling interests	11	6
Net income attributable to common stockholders	$151	$193
Earnings attributable to common stockholders - basic	$0.72	$0.92
Earnings attributable to common stockholders - diluted	$0.72	$0.92

Share Count Information	Three Months Ended March 31,
In millions, except per share amounts	2026	2025
Weighted-average shares of common stock - basic	209.7	209.4
Plus dilutive effect of equity compensation plans	0.6	—
Weighted-average shares of common stock - diluted	210.3	209.4
Stock options, restricted stock units, and performance-based restricted stock units excluded from EPS calculations	0.7	—

NOTE 9 - INVENTORIES - NET

In millions	March 31, 2026	December 31, 2025
Finished goods	$302	$292
Work in process	238	221
Raw materials	157	145
Supplies	27	27
Less: Inventory reserves	28	24
Total inventories - net	$696	$661

NOTE 10 - NONCONSOLIDATED AFFILIATES
Qnity’s investments in companies accounted for using the equity method (“nonconsolidated affiliates”) are recorded in “Investments and noncurrent receivables” in the interim Condensed Consolidated Balance Sheets. Investments in nonconsolidated affiliates were $399 million and $386 million at March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026 and December 31, 2025, Qnity had a note payable to Hitachi Chem DuP Microsystems LLC, a nonconsolidated affiliate, (the “Related Party Note Payable”) of $63 million and $53 million, respectively. This Related Party Note Payable arises from an arrangement in which Qnity manages the daily domestic cash position resulting from the normal cash operations of Hitachi Chem DuP Microsystems LLC. Under this arrangement, both parties may loan funds to one another based on the cash position of Hitachi Chem DuP Microsystems LLC.

The Related Party Note Payable is short-term in nature and bears an interest rate equal to the average daily rate during the preceding month, plus any applicable commission and fee percentage payable to Qnity for its support of the cash management program. The balance of this Related Party Note Payable and the related interest payable is included within “Accounts Payable” in the interim Condensed Consolidated Balance Sheets.

Sales to nonconsolidated affiliates represented less than 1% of total net sales for each of the three months ended March 31, 2026 and 2025. Purchases from nonconsolidated affiliates represented less than 2% and 1% of "Cost of sales" for the three months ended March 31, 2026 and 2025, respectively. The Company maintained an ownership interest in three nonconsolidated affiliates at March 31, 2026.

NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes changes in the carrying amount of goodwill during the three months ended March 31, 2026.

In millions	Semiconductor Technologies	Interconnect Solutions	Total
Balance at December 31, 2025	$4,542	$2,980	$7,522
Currency translation adjustment	(2)	(6)	(8)
Balance at March 31, 2026	$4,540	$2,974	$7,514

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets with finite lives, by major class are as follows:

	March 31, 2026			December 31, 2025
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets:
Developed technology	$544	$(363)	$181	$544	$(349)	$195
Trademarks/tradenames	55	(39)	16	55	(38)	17
Customer-related	2,122	(1,258)	864	2,125	(1,226)	899
Total other intangible assets	$2,721	$(1,660)	$1,061	$2,724	$(1,613)	$1,111

The following table provides the net carrying value of other intangible assets by segment:

Net Other Intangibles	March 31, 2026	December 31, 2025
In millions
Semiconductor Technologies	$250	$264
Interconnect Solutions	811	847
Total	$1,061	$1,111

Total estimated amortization expense for the remainder of 2026 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
Remainder of 2026	$149
2027	$169
2028	$144
2029	$109
2030	$89
2031	$89

NOTE 12 - SHORT-TERM BORROWINGS, LONG-TERM DEBT, AND AVAILABLE CREDIT FACILITIES
A summary of Qnity's short-term borrowings, long-term debt and available credit facilities can be found in Note 14 to the Consolidated Financial Statements included in the Company's Annual Report. If applicable, updates have been included in the respective section below.

Short-term Borrowings
Long-term debt due within one year was $23 million and $24 million at March 31, 2026 and December 31, 2025, respectively. These balances are presented net of current portion of unamortized debt issuance cost and are recorded in "Short-term borrowings" in the interim Condensed Consolidated Balance Sheets.

Long-Term Debt
Long-term debt at March 31, 2026 and December 31, 2025 was $4,000 million and $4,003 million, respectively. The estimated fair value of the Company's long-term borrowings was determined using Level 2 inputs within the fair value hierarchy. Based on quoted market prices for the same or similar issues, or on current rates offered to the Company for debt of the same remaining maturities, the fair value of the Company's long-term borrowings, including long-term debt due within one year, was $4,099 million and $4,154 million at March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, the Company was in compliance with all applicable covenants included in the terms of its debt arrangements.

Committed Credit Facilities and Outstanding Letters of Credit
The Company's $1,250 million Senior Secured Revolving Facility matures October 2030. As of March 31, 2026, there were no drawings on the facility, and outstanding letters of credit under the facility were approximately $12 million.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were approximately $134 million at March 31, 2026. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit and credit lines under these uncommitted credit facilities were approximately $24 million at March 31, 2026. These letters of credit support commitments made in the ordinary course of business.

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES
Litigation Matters
In the normal course of business, the Company is involved from time to time in various arbitrations, lawsuits, claims and other actions with respect to patent infringement claims, employment claims, including alleged wage and hour violations, and commercial claims.

The Company accrues for such matters where losses are deemed probable and reasonably estimable. There are other matters involving the Company for which a loss is deemed remote or reasonably possible, and, as a result, associated accruals have not been established. It is reasonably possible that some of these matters could result in future payments or costs in excess of the amounts accrued at March 31, 2026, but such excess amounts cannot be reasonably estimated. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company.

Certain Indemnification Obligations to DuPont
A summary of indemnification obligations to DuPont can be found in Note 15 to the Consolidated Financial Statements included in the Company's Annual Report. If applicable, updates have been included in the respective section below.

As of March 31, 2026, the Company maintains indemnification liabilities related to the legacy liabilities detailed above of $87 million within “Accrued and other current liabilities” and $109 million within “Other noncurrent obligations” within the Condensed Consolidated Balance Sheets. As of December 31, 2025, the Company maintained indemnification liabilities related to these legacy liabilities of $80 million within “Accrued and other current liabilities” and $110 million within “Other noncurrent obligations” within the Condensed Consolidated Balance Sheets. It is reasonably possible that the potential exposure of these indemnifications could range up to $84 million above the amount accrued at March 31, 2026. It is also possible that the Company could incur additional costs or losses that may be material to its financial condition and its cash flows beyond those amounts accrued for or believed to be reasonably possible at this time. Such excess amounts cannot be reasonably estimated.

Liabilities under the MOU
As of March 31, 2026, DuPont has borne Qualified Spend of approximately $730 million and has recorded an indemnification liability for probable and reasonably estimable future Qualified Spend under the Memorandum of Understanding ("MOU") of $162 million. Qnity maintains an indemnification liability for such probable and reasonably estimable future Qualified Spend of $77 million which represents Applicable Qnity Percentage (the portion for which we have been contractually allocated, and directly pay or indemnify DuPont) of 44% of DuPont's after-tax liability.

New Jersey
On August 3, 2025, DuPont, together with Chemours and Corteva and its subsidiary, EIDP, agreed to a proposed Judicial Consent Order (the “Consent Order”) with the State of New Jersey to resolve outstanding claims by the state pending against the companies related to legacy use of a wide variety of substances of concern for an aggregate cash settlement payment to the state of $875 million, payable over a period of 25 years. As of March 31, 2026, DuPont maintains a pre-tax charge of $177 million related to the proposed Consent Order. The Company maintains an indemnification liability of $66 million for our contractually allocated portion of the recorded pre-tax charge. Additionally, DuPont recorded interest accretion of $9 million to date as of March 31, 2026, resulting in a liability of $186 million as of March 31, 2026. Qnity has recorded $3 million for its contractually allocated portion of this accreted interest. We will share in the ongoing costs of maintaining a reserve fund in the event the remedial funding source for a site has been exhausted and the party responsible is not otherwise performing the required remediation.

Other
DuPont has recorded liabilities related to business and operations, historical activities of DuPont, including environmental liabilities, and its present and former subsidiaries, for which the Company maintains an indemnification liability of $49 million and $46 million for its contractually allocated portion as of March 31, 2026 and December 31, 2025, respectively.

NOTE 14 - STOCKHOLDERS' EQUITY
Share Repurchase Authorization
On February 20, 2026, the Company's Board of Directors approved a share repurchase authorization of up to $500 million of common stock (the "$500M Authorization"). Under the $500M Authorization, repurchases of common stock may be effected from time to time, either on the open market (including pre-set trading plans) or other transactions in accordance with applicable securities laws. The $500M Authorization has no expiration date and will terminate once the authorized amount of shares have been repurchased and retired or when terminated by the Board of Directors. The timing and amount of repurchases under the program will depend on a variety of factors. During the three months ended March 31, 2026, the Company repurchased 219,581 shares under the $500M Authorization for $25 million at an average share price of $113.78 per share. The aggregate amount of common stock available for repurchase under the $500M Authorization as of March 31, 2026 was $475 million.

Accumulated Other Comprehensive Loss
The following tables summarize the activity related to each component of accumulated other comprehensive loss ("AOCL") for the three months ended March 31, 2026 and 2025:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension	Total
In millions
2025
Balance at January 1, 2025	$(435)	$21	$(414)
Other comprehensive income	53	(2)	51
Balance at March 31, 2025	$(382)	$19	$(363)
2026
Balance at January 1, 2026	$(221)	$8	$(213)
Other comprehensive loss	(50)	(1)	(51)
Balance at March 31, 2026	$(271)	$7	$(264)

The tax effects on the net activity related to each component of other comprehensive loss were immaterial for each of the three months ended March 31, 2026 and 2025.

NOTE 15 - PENSION PLANS
A summary of the Company's pension plans and other post-employment benefits can be found in Note 18 to the Consolidated Financial Statements included in the Company's Annual Report.

The following sets forth the components of the Company's net periodic benefit costs for defined benefit pension plans:

Net Periodic Benefit Costs for All Significant Plans	Three Months Ended March 31,
In millions	2026	2025
Service cost	$2	$1
Interest cost	4	1
Expected return on plan assets	(4)	(1)
Amortization of unrecognized net gain	(1)	—
Net periodic benefit costs - total	$1	$1

The net periodic benefit costs, other than the service cost component, are included in "Other income (expense) - net" in the unaudited interim Consolidated Statements of Operations.

NOTE 16 - STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 19 to the Consolidated Financial Statements included in the Company's Annual Report.

In connection with the Separation, the Company adopted the Qnity Electronics, Inc. Equity and Incentive Plan ("EIP"). Under the EIP, the Company may grant options, stock appreciation rights ("SARs"), restricted shares, restricted stock units ("RSUs"), share bonuses, other share-based awards, cash awards, conversion awards, each as defined in the EIP, or any combination of the foregoing. Under the EIP, a maximum of 16 million shares of common stock are available for award as of March 31, 2026.

Qnity recognized share-based compensation expense of $10 million and $4 million for the three months ended March 31, 2026 and 2025, respectively. The income tax benefits related to stock-based compensation arrangements were $2 million and $1 million for the three months ended March 31, 2026 and 2025, respectively.

In the first quarter of 2026, the Company granted 0.3 million RSUs and 0.1 million performance based stock units ("PSUs"). The weighted-average fair values per share associated with the grants were $126.70 per RSU and $191.69 per PSU.

NOTE 17 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at March 31, 2026 and December 31, 2025:

Fair Value of Financial Instruments	March 31, 2026				December 31, 2025
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$109	$—	$—	$109	$143	$—	$—	$143
Derivatives relating to:
Foreign currency [1,2]	—	2	(15)	(13)	—	14	—	14
Total derivatives	$—	$2	$(15)	$(13)	$—	$14	$—	$14
1.Classified as "Prepaid and other current assets" and "Accrued and other current liabilities" in the Condensed Consolidated Balance Sheets.
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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	March 31, 2026	December 31, 2025
In millions
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	$(1,172)	$(1,046)
1.Presented net of contracts bought and sold.

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

Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pre-tax basis related to foreign currency derivatives not designated as hedges, which was included in “Other income (expense) - net” in the interim Consolidated Statements of Operations, were gains of $26 million and zero for the three months ended March 31, 2026 and 2025, respectively.

NOTE 18 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis of Significant Other Observable Inputs (Level 2)	March 31, 2026	December 31, 2025
In millions
Assets at fair value:
Cash equivalents [1]	$109	$143
Derivatives relating to: [2]
Foreign currency contracts [3]	4	16
Total assets at fair value	$113	$159
Liabilities at fair value:
Derivatives relating to: [2]
Foreign currency contracts [3]	17	2
Total liabilities at fair value	$17	$2
1. Time deposits included in "Cash and cash equivalents" in the interim Condensed Consolidated Balance Sheets are held at amortized cost, which approximates fair value.
2. See Note 17 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.
3. Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The offsetting counterparty and cash collateral netting amounts for foreign currency contracts were $2 million and zero respectively, for both assets and liabilities as of March 31, 2026. The offsetting counterparty and cash collateral netting amounts were $2 million and zero, respectively, for assets and liabilities as of December 31, 2025.

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

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2026, and 2025.

NOTE 19 - SEGMENT INFORMATION
The Company's segments are aligned with the market verticals they serve, while maintaining integration and innovation strengths within strategic value chains. The Company's Chief Executive Officer is its Chief Operating Decision Maker ("CODM"). Effective in the first quarter of 2025, in anticipation of the Separation, DuPont and Qnity realigned their segment structure. As a result of this realignment, Qnity consists of two operating and reportable segments: Semiconductor Technologies (“Semi”) and Interconnect Solutions (“ICS”). All periods presented have been adjusted to conform to the current segment reporting structure. This realignment is consistent with how the CODM now assesses performance. Major products by segment include: Semi (which includes chemical mechanical planarization (“CMP”) pads and slurries, photoresists, functional sub-layers, advanced overcoats, post-CMP cleaners, post-Etch residue removers and emerging cleans) and ICS (which includes copper pillar plating, copper redistribution layer, solder bump plating, under bump metallization, photoresists, packaging dielectrics, gap fillers, phase change, specialty thermal interface materials, thermally conductive insulators, copper plating solutions, dry film photoresists, laminates and polyimide films). The Company operates globally in substantially all of its product lines. Transfers of products between operating segments are generally valued at cost, to the extent such transfers are applicable.
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

Segment Net Sales, Significant Segment Expenses and Segment Adjusted Operating EBITDA	Three Months Ended March 31,
	2026		2025
	Semiconductor Technologies	Interconnect Solutions	Semiconductor Technologies	Interconnect Solutions
(In millions)
Segment net sales	$722	$593	$644	$474
Less [1]:
Cost of sales	$359	$335	$307	$280
Selling, general and administrative expenses	74	80	64	66
Research and development expenses	60	33	53	31
Amortization of intangibles & other segment items [2]	13	37	13	42
Add:
Equity in earnings of nonconsolidated affiliates	$13	$—	$11	$(2)
Depreciation and amortization [3]	34	61	29	61
Segment Adjusted Operating EBITDA	$263	$169	$247	$114
1.The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
2.Other segment items include immaterial other gains or losses and miscellaneous income and expenses.
3.Depreciation is a reconciling item to Segment Adjusted Operating EBITDA as it is included within "Cost of sales", "Selling, general and administrative expenses" and "Research and development expenses".

Reconciliation of Segment Adjusted Operating EBITDA to Income Before Income Taxes		Three Months Ended March 31,
In millions		2026	2025
Semiconductor Technologies Segment Adjusted Operating EBITDA		$263	$247
Interconnect Solutions Segment Adjusted Operating EBITDA		169	114
Total Segment Adjusted Operating EBITDA		$432	$361
+	Corporate Adjusted Operating EBITDA [1]	$(21)	$(6)
-	Depreciation and amortization	98	94
+	Interest income	3	—
-	Interest expense	61	—
+	Non-operating pension credits [2]	1	—
+	Foreign exchange (losses) gains - net [2]	(7)	—
+	Indirect legacy (costs) benefits - net [2]	(3)	—
+	Significant items charge	(28)	(15)
Income before income taxes		$218	$246
1.Corporate includes certain enterprise and governance activities including non-allocated corporate overhead costs and support functions, leveraged services, and other costs not absorbed by reportable segments.
2.Included in "Other income (expense) - net."

The following tables summarize the pre-tax impact of significant items by segment that are excluded from Adjusted Operating EBITDA above:

Significant Items by Segment for the Three Months Ended March 31, 2026	Semiconductor Technologies	Interconnect Solutions	Corporate	Total
In millions
Transformation, integration, and other charges [1]	$—	$1	$(29)	$(28)
Total	$—	$1	$(29)	$(28)
1. See Note 4 for additional information.

Significant Items by Segment for the Three Months Ended March 31, 2025	Semiconductor Technologies	Interconnect Solutions	Corporate	Total
In millions
Transformation, integration, and other charges [1]	$(2)	$(4)	$(11)	$(17)
Employee Retention Credit [2]	1	—	1	2
Total	$(1)	$(4)	$(10)	$(15)
1. See Note 4 for additional information.
2. Reflects the accrued interest earned on employee retention credits and is recorded in “Interest income” within the “Other income (expense) - net” line item in the Company’s unaudited interim Consolidated Statements of Operations

Segment and Corporate Information	Semiconductor Technologies	Interconnect Solutions	Corporate	Total
In millions
As of March 31, 2026
Total Assets	$7,401	$5,613	$1,049	$14,063
Investment in nonconsolidated affiliates	$388	$11	$—	$399
As of December 31, 2025
Total Assets	$7,022	$5,594	$1,454	$14,070
Investment in nonconsolidated affiliates	$375	$11	$—	$386

Capital Expenditure Reconciliation to Unaudited Interim Consolidated Financial Statements	Three Months Ended March 31,
In millions	2026	2025
Semiconductor Technologies	$49	$24
Interconnect Solutions	14	20
Corporate	11	3
Segment and Corporate Totals	$74	$47
Accrual to cash adjustment [1]	48	57
Total	$122	$104
1.Reflects the incremental cash spent or unpaid on capital expenditures; total capital expenditures are presented on a cash basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the financial condition and results of operations of Qnity Electronics, Inc. ("Qnity," the "Company," "we," "our" and "us"). Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, the unaudited interim Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (the "Quarterly Report") and the audited Financial Statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026 (the "Annual Report") to enhance the understanding of the Company’s operations and present business environment. Certain amounts may not foot due to rounding. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in “Risk Factors” in the Annual Report. Carefully read the information under “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report. Qnity assumes no obligation to update any of these forward-looking statements except as required by law. Actual results may differ materially from those contained in any forward-looking statements.

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

Macroeconomic Environment
Recent and ongoing developments in U.S. and foreign policy, including the conflict in the Middle East and uncertainty regarding tariffs on product imports, have heightened global trade tensions and increased macroeconomic and geopolitical uncertainty. The global nature of our business exposes us and our customers to risks arising from these conditions, including disruptions in the availability and pricing of raw materials, shipping logistics challenges, disruptions in global energy markets, fuel price increases, potential retaliatory actions by other countries, and broader impacts on economic conditions, which could affect our financial condition, liquidity, or results of operations. These factors may reduce demand for our products, impair our competitiveness—particularly relative to locally or domestically sourced alternatives—harm customer relationships, reduce demand for out products, and/or decrease profitability, any of which could adversely affect our business, financial condition, and results of operations. While we have meaningful exposure to global trade dynamics, our local‑for‑local sourcing of raw materials helps limit our exposure to tariff‑related risks and shipping logistics. However, these actions may not fully mitigate the impact of prolonged or escalating geopolitical or trade disruptions.

Recent Developments
Share Repurchase Authorization
On February 20, 2026, our Board of Directors approved a share repurchase authorization of up to $500 million of common stock (the "$500M Authorization"). Under the $500M Authorization, repurchases of common stock may be effected from time to time, either on the open market (including pre-set trading plans) or other transactions in accordance with applicable securities laws. The $500M Authorization has no expiration date and will terminate once the authorized amount of shares have been repurchased and retired or when terminated by our Board of Directors. The timing and amount of repurchases under the program will depend on a variety of factors. During the three months ended March 31, 2026, we repurchased 219,581 shares under the $500M Authorization for $25 million at an average share price of $113.78 per share. As of March 31, 2026, the aggregate amount of common stock remaining for repurchase under the $500M Authorization was $475 million.

Transformation Plan
In February 2026, we launched a multi‑year transformation plan, designed to strengthen operational productivity, enhance commercial and innovation excellence and optimize our presence in key markets. Costs incurred under this plan primarily comprise external consulting and separation services, severance, asset‑related charges, and program‑related operating costs. The transformation plan does not represent a company‑wide restructuring event; rather, it consists of a series of discrete initiatives, including separation‑related activities, integration efforts, and productivity programs.

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended March 31,
In millions	2026	2025
Net sales	$1,315	$1,118

The following table summarizes sales variances by segment and geographic region from the prior year:

Sales Variances by Segment and Geographic Region
Percentage change from prior year	Three Months Ended March 31, 2026
	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Semiconductor Technologies	—%	—%	12%	—%	12%
Interconnect Solutions	(1)	3	23	—	25
Total	—%	1%	17%	—%	18%
Americas	(1)%	—%	20%	—%	19%
EMEA [1]	(2)	6	7	—	11
Asia Pacific	—	1	17	—	18
Total	—%	1%	17%	—%	18%
1.Europe, Middle East and Africa ("EMEA").

We reported net sales for the three months ended March 31, 2026 of $1.3 billion, up 18% from $1.1 billion for the three months ended March 31, 2025, due to a 17% increase in volume and a 1% favorable currency impact. The volume increase was attributable to both Interconnect Solutions up 23% and Semiconductor Technologies up 12%. The favorable currency impact was primarily attributable to EMEA up 6%.

Cost of Sales
Cost of sales were $697 million for the three months ended March 31, 2026, up 19% from $587 million for the three months ended March 31, 2025 primarily attributable to a 14% increase in volume in addition to 3% and 2% increases attributable to material costs and currency, respectively.

Cost of sales as a percentage of net sales was flat at 53% for both the three months ended March 31, 2026 and 2025.

Research and Development ("R&D") Expenses
R&D expense was $94 million for the three months ended March 31, 2026, up from $84 million for the three months ended March 31, 2025. R&D expense as a percentage of net sales decreased period over period from 8% for the three months ended March 31, 2025 to 7% for the three months ended March 31, 2026.

Selling, General and Administrative ("SG&A") Expenses
SG&A expenses were $173 million in the first quarter of 2026, up from $140 million in the first quarter of 2025. SG&A expenses as a percentage of net sales remained flat at 13% for both the three months ended March 31, 2026 and 2025.

Amortization of Intangibles
Amortization of intangibles was $52 million in the first quarter of 2026, down from $55 million in the first quarter of 2025. The decrease for the three months ended March 31, 2026 as compared with the same period of the prior year was primarily due to assets becoming fully amortized.

Transformation, Integration and Other Charges
Beginning in fiscal 2026, we present costs incurred in connection with the multi‑year transformation plan described under “―Overview―Recent Developments―Transformation Plan,” designed to strengthen operational productivity, enhance commercial and innovation excellence and optimize our presence in key markets, within a single operating expense line titled “Transformation, integration and other charges” in the Consolidated Statements of Operations.

Consistent with the update above, we combined our historical “Restructuring and other asset related charges” and “Acquisition, integration and separation costs” into the expense caption, “Transformation, integration and other charges” to simplify our presentation and better reflect how management evaluates these activities. Prior period amounts presented in this Quarterly Report on Form 10-Q have been recast to conform to the current period presentation. This change in presentation did not affect total operating expenses, operating income, net income, earnings per share, or cash flows for any period presented.

Transformation, integration and other charges were $28 million in the first quarter of 2026, up from $17 million of charges in the first quarter of 2025. The activity for the three months ended March 31, 2026 primarily consisted of costs incurred to support our information technology independence initiatives of approximately $24 million, costs related to transformation initiatives of approximately $2 million, and other integration‑related costs of approximately $3 million. The activity for the three months ended March 31, 2025 consisted of charges for severance and related benefits. The entirety of these charges related to DuPont-approved restructuring programs that were initiated prior to our separation from DuPont into an independent publicly traded company.

See Note 4 to the unaudited interim Consolidated Financial Statements for additional information.

Equity in Earnings of Nonconsolidated Affiliates
Our share of the earnings of nonconsolidated affiliates was $13 million in the first quarter of 2026, up from $9 million in the first quarter of 2025. The increase for the first quarter of 2026 as compared to the same period of the prior year is due to higher earnings in the underlying nonconsolidated affiliates. See Note 10 to the unaudited interim Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $61 million for the three months ended March 31, 2026. There was no interest expense for the three months ended March 31, 2025. Interest expense in 2026 was driven by interest associated with the Secured and Unsecured Notes and the Senior Secured Term Loan Facility (each as defined in Note 14 to the Consolidated Financial Statements in the Annual Report). See Note 12 to the unaudited interim Consolidated Financial Statements in this Quarterly Report for additional information.

Other Income (Expense) - Net
Other income (expense) - net includes a variety of income and expense items such as interest income, indirect legacy (costs) and benefits and foreign exchange gains or losses. Other income (expense) - net was $5 million of expense in the three months ended March 31, 2026, as compared to $2 million of income for the three months ended March 31, 2025. See Note 6 to the unaudited interim Consolidated Financial Statements in this Quarterly Report for additional information.

Provision for Income Taxes
Our effective tax rate fluctuates based, among other factors, on where income is earned and the level of income relative to tax attributes. For the three months ended March 31, 2026, the effective tax rate was 25.7%, compared with 19.1% for the three months ended March 31, 2025. The increase in effective tax rate in 2026 relates to a limitation on the deductibility of interest expense and higher tax costs on the remittance of foreign earnings, partially offset by a reduction in foreign tax costs.

SEGMENT RESULTS
Our measure of profit/loss for segment reporting purposes is Adjusted Operating EBITDA as this is the manner in which our CODM assesses performance and allocates resources. We define Adjusted Operating EBITDA as earnings (i.e., “Income (loss) before income taxes") before interest, depreciation, amortization, non-operating pension / other post-employment benefits (“OPEB”) / charges, and foreign exchange gains / losses, indirect legacy costs, and adjusted for significant items.

SEMICONDUCTOR TECHNOLOGIES

Semiconductor Technologies	Three Months Ended
In millions	March 31, 2026	March 31, 2025
Net sales	$722	$644
Adjusted Operating EBITDA	$263	$247
Equity in earnings of nonconsolidated affiliates	$13	$11

Semiconductor Technologies	Three Months Ended
Percentage change from prior year	March 31, 2026
Change in Net Sales from Prior Period due to:
Local price & product mix	—%
Currency	—
Volume	12
Portfolio & other	—
Total	12%

Semiconductor Technologies net sales were $722 million for the three months ended March 31, 2026, up 12% as compared to $644 million for the three months ended March 31, 2025. Net sales increased due to a 12% increase in volume. The increase in sales volume was due to ongoing end-market demand strength related to improved customer utilization rates and growth in AI driven applications, particularly in advanced nodes, including advanced packaging and high bandwidth memory.

Adjusted Operating EBITDA was $263 million for the three months ended March 31, 2026, up 6% as compared to $247 million for the three months ended March 31, 2025, primarily due to volume growth partially offset by select growth investments primarily within R&D.

INTERCONNECT SOLUTIONS

Interconnect Solutions	Three Months Ended
In millions	March 31, 2026	March 31, 2025
Net sales	$593	$474
Adjusted Operating EBITDA	$169	$114
Equity in earnings (losses) of nonconsolidated affiliates	$—	$(2)

Interconnect Solutions	Three Months Ended
Percentage change from prior year	March 31, 2026
Change in Net Sales from Prior Period due to:
Local price & product mix	(1)%
Currency	3
Volume	23
Portfolio & other	—
Total	25%

Interconnect Solutions net sales were $593 million for the three months ended March 31, 2026, up 25% from $474 million for the three months ended March 31, 2025. Net sales increased primarily due to a 23% increase in volume and a 3% favorable currency impact slightly offset by a 1% decrease in local price and product mix. The increase in sales volume was due to continued demand strength from AI driven technology ramps and new business gains in advanced packaging, AI PCB and thermal management. The favorable currency impact was primarily driven by the euro.

Adjusted Operating EBITDA was $169 million for the three months ended March 31, 2026, up 48% as compared to $114 million for the three months ended March 31, 2025, primarily due to an increase in sales volume, favorable mix and productivity gains.

CHANGES IN FINANCIAL CONDITION
Liquidity & Capital Resources
Information related to the Company's liquidity and capital resources can be found in the Annual Report, Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Discussion below provides updates to this information for the three months ended March 31, 2026.

We continually review our sources of liquidity and debt portfolio and may make adjustments to one or both to ensure adequate liquidity and increase our optionality and financing efficiency as it relates to financing cost and balancing terms/maturities. Our primary source of incremental liquidity is cash flows from operating activities. Management expects the generation of cash from operations and the ability to access the debt capital markets and other sources of liquidity will continue to provide sufficient liquidity and financial flexibility to meet the Company’s and our subsidiaries' obligations as they come due. However, we are unable to predict the extent of macroeconomic related impacts which depend on uncertain and unpredictable future developments. In light of this uncertainty, we have taken steps to further ensure liquidity and capital resources, as discussed below.

Our cash and cash equivalents at March 31, 2026 and December 31, 2025 were $857 million and $915 million, respectively. Cash and cash equivalents held by subsidiaries in foreign countries were $703 million and $640 million as of March 31, 2026 and December 31, 2025, respectively. For each of its foreign subsidiaries, we make an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. We held no investments in marketable securities at March 31, 2026 and December 31, 2025. Refer to subsequent paragraphs for drivers of the change in cash and cash equivalents.

Cash flows from operating, investing and financing activities are provided in the tables that follow. Individual amounts in the unaudited interim Consolidated Statements of Cash Flows exclude the effect of exchange rate impacts on cash and cash equivalents, which are presented separately in the cash flows. Thus, the amounts presented in the following operating, investing and financing activities tables reflect changes in balances from period to period adjusted for these effects.

Summary of Cash Flows
Our cash flows from operating, investing and financing activities, as reflected in the unaudited interim Consolidated Statements of Cash Flows, are summarized in the following table.

Cash Flow Summary	Three Months Ended
In millions	March 31, 2026	March 31, 2025
Cash provided by (used for):
Operating activities	$135	$207
Investing activities	$(123)	$(104)
Financing activities	$(59)	$(109)
Effect of exchange rate changes on cash and cash equivalents	$(11)	$2

Cash Flows from Operating Activities
In the first three months of 2026, cash provided by operating activities was $135 million, compared with $207 million in the same period last year. The decrease in cash provided by operating activities is primarily related to payments of interest on our long-term debt, which was not outstanding as of March 31, 2025.

Cash Flows from Investing Activities
In the first three months of 2026, cash used for investing activities was $123 million, compared with $104 million in the first three months of 2025. The increase in cash used for investing activities is attributable to higher capital expenditures.

Cash Flows from Financing Activities
In the first three months of 2026, cash used for financing activities was $59 million compared with $109 million in the same period last year. Cash used for financing activities decreased primarily attributable to the absence of net transfers to Parent compared to the prior period, partially offset by current period purchases of common stock and payment of dividends.

Material Cash Requirements
In the normal course of business, we enter into contracts and commitments that oblige us to make payments in the future. Information regarding our obligations under lease, debt, commitments and pensions and is provided in Note 6, Note 12, Note 13 and Note 15, respectively, in the interim unaudited Consolidated Financial Statements for the three months ended March 31, 2026 and 2025 of this Quarterly Report. We expect the generation of cash from operations and the ability to access the debt capital markets and other sources of liquidity will continue to provide sufficient liquidity and financial flexibility to meet our obligations, and those of our subsidiaries, as they come due.

Debt
Total debt at March 31, 2026 and December 31, 2025 was $4,023 million and $4,027 million, respectively. As of March 31, 2026, we were in compliance with all applicable covenants included in the terms of our debt arrangements.

As of March 31, 2026, we are contractually obligated to make future cash payments of $4.1 billion and $1.6 billion associated with principal and interest, respectively, on debt obligations. Related to the principal, $23 million will be due in the next twelve months and the remainder will be due subsequent to March 2027. We may address the principal payment with cash on hand, utilizing existing credit facilities, accessing the debt capital markets or a combination of any of them. Related to interest, $241 million will be due in the next twelve months and the remainder will be due subsequent to March 2027.

We rely on cash from our own operating activities, borrowings available under our Senior Secured Revolving Facility, and access to the capital markets to fund our operations. The servicing of this debt will be supported, in part, by cash flows from our existing operations. The cost and availability of debt financing is influenced by our credit ratings and market conditions.

Dividends
On December 9, 2025 the Board of Directors declared a quarterly dividend of $0.08 per share for each share of issued and outstanding common stock of the Company. The dividend was paid on March 16, 2026 to stockholders of record on February 27, 2026.

On April 15, 2026, the Company announced that its Board of Directors declared a quarterly dividend of $0.08 per share payable on June 15, 2026, to stockholders of record on May 29, 2026.

Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2 to the unaudited interim Consolidated Financial Statements in this Quarterly Report.

Critical Accounting Estimates
There have been no material changes in our critical accounting estimates from those disclosed under the heading "Critical Accounting Estimates" within Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For the Company’s disclosures about market risk, please see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2025 Annual Report filed with the SEC. There have been no material changes to the Company’s disclosures about market risk in Part II—Item 7A of the Company’s 2025 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, our Chief Executive Officer ("CEO") and Interim Chief Financial Officer ("Interim CFO"), together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and Interim CFO concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Notwithstanding the above, prior to November 1, 2025, we relied on certain material processes and internal controls over financial reporting performed by DuPont. In connection with our Separation, we entered into Transition Services Agreements, pursuant to which DuPont will continue to provide certain information technology, administrative and other services on a transitional basis. During the quarter ended March 31, 2026, we exited certain of the services being provided under the Transition Services Agreements. Management remains responsible for the effectiveness of disclosure controls and procedures and evaluated the information and services provided under these arrangements through oversight and monitoring controls.

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

ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On February 20, 2026, the Company's Board of Directors approved a share repurchase authorization of up to $500 million of common stock (the "$500M Authorization"). The $500M Authorization has no expiration date and will terminate upon completion of authorized repurchase or earlier termination by the Board of Directors.

The following table provides information regarding purchases of the Company’s common stock by or on behalf of the Company or any of its "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each month during the three months ended March 31, 2026

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(4)
January 1 - January 31, 2026	—	$—	—	$—
February 1 - February 28, 2026	—	—	—	500
March 1 - March 31, 2026	219,581	113.78	219,581	475
Total	219,581	$113.78	219,581	$475
(1) All the shares of common stock purchased recorded in this column were purchased pursuant to the Company’s publicly announced share repurchase authorization.
(2) Average price paid per share of common stock excludes brokerage commissions.
(3) On February 26, 2026, the Company publicly announced the $500M Authorization. Under the $500M Authorization, which has no expiration date, repurchases of common stock may be effected from time to time, either on the open market (including pre-set trading plans) or other transactions in accordance with applicable securities laws. timing and amount of repurchases under the program will depend on a variety of factors. The $500M Authorization may be modified, suspended or discontinued at any time without prior notice.
(4) The dollar amount shown represents, as of the end of each period, the approximate dollar value of shares of the Company’s common stock that may yet be purchased under the $500M Authorization, exclusive of any brokerage commissions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1+	Separation and Distribution Agreement by and between DuPont de Nemours, Inc. and Qnity Electronics, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-42619) filed with the SEC on November 3, 2025).
3.1	Amended and Restated Certificate of Incorporation of Qnity Electronics, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-42619) filed with the SEC on November 3, 2025).
3.2	Certificate of Designation of Qnity Electronics, Inc. (included in Exhibit 3.2) (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-42619) filed with the SEC on November 3, 2025).
3.3	Amended and Restated Bylaws of Qnity Electronics, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-42619) filed with the SEC on November 3, 2025).
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1#	Qnity Electronics, Inc.’s Form of Performance-Based Restricted Stock Unit Award (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-42619) filed with the SEC on February 26, 2026).
10.2#	Qnity Electronics, Inc.’s Form of Restricted Stock Unit Award (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-42619) filed with the SEC on February 26, 2026).
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

QNITY ELECTRONICS, INC.
Registrant
Date: May 12, 2026

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Interim Chief Financial Officer (Authorized Signatory, Principal Financial Officer and Principal Accounting Officer)