Form 10-Q
period 2026-06-30
Qnity Electronics, Inc.
filed 2026-08-04
CIK 2058873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

(302) 450-5700
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

The registrant had 209,208,543 shares of common stock, $0.01 par value, outstanding at July 31, 2026.

Qnity Electronics, Inc.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 30, 2026

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

Forward-looking statements are not guarantees of future performance. Some of the important factors that could cause Qnity’s actual outcomes and results to differ materially from those projected in any such forward-looking statements include, but are not limited to: the competitive environment in which we operate; the risks from our international operations, including trade restrictions, applicable tariffs and sanctions laws; our ability to comply with complex and increasing legal and regulatory requirements; interruptions in the operations of our manufacturing facilities; volatility in cost of inputs, including energy and raw materials; our ability to attract and retain talented people; reliance on key customers and suppliers; failure to protect our intellectual property or allegations that we have infringed the intellectual property of others; cybersecurity and privacy considerations; legal proceedings and investigatory risks; the ability to realize the intended benefits of the Separation and the Distribution (as defined herein), including achievement of the anticipated synergies and operational efficiencies in connection with the Separation and completed and future, if any, divestitures, mergers, acquisitions, and other portfolio management, productivity and infrastructure actions; contractual allocation from DuPont de Nemours, Inc. (“DuPont”) of certain liabilities; the possibility of disputes, litigation or unanticipated costs in connection with the Separation and the Distribution; our ability to successfully execute our multi-year transformation plan and realize its anticipated operational and financial benefits, including anticipated productivity improvements, cost savings and reductions in operating costs, within expected timeframes or at all and the risk that the costs of such plan may be higher than currently anticipated; and other risk factors set forth under "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and the other risk factors set forth under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report"), filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026, as well as in our press releases and other filings with the SEC. Qnity may not actually achieve the plans, intentions or expectations disclosed in its forward-looking statements. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can Qnity assess the impact of all such risk factors on its business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements.

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

The contents of the Company’s website, including those referenced above and elsewhere in this report, are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document Qnity has or in the future may file with, or furnish to, the SEC, and any references to the Company’s websites are intended to be inactive textual references only.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Qnity Electronics, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2026	2025	2026	2025
Net sales	$1,429	$1,170	$2,744	$2,288
Cost of sales	763	630	1,460	1,217
Research and development expenses	98	88	192	172
Selling, general and administrative expenses	200	154	373	294
Amortization of intangibles	50	50	102	105
Transformation, integration and other charges (Note 4)	42	2	70	19
Equity in earnings of nonconsolidated affiliates	11	13	24	22
Interest expense	61	—	122	—
Other income (expense) - net	(27)	(4)	(32)	(2)
Income before income taxes	$199	$255	$417	$501
Provision for income taxes	63	57	119	104
Net income	$136	$198	$298	$397
Net income attributable to noncontrolling interests	12	10	23	16
Net income available for Qnity common stockholders	$124	$188	$275	$381

Per common share data:
Earnings per common share - basic	$0.59	$0.90	$1.31	$1.82
Earnings per common share - diluted	$0.59	$0.90	$1.31	$1.82

Weighted-average common shares outstanding - basic	209.5	209.4	209.6	209.4
Weighted-average common shares outstanding - diluted	210.2	209.4	210.3	209.4
See Notes to the Consolidated Financial Statements.

Qnity Electronics, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Net income	$136	$198	$298	$397
Other comprehensive (loss) income, net of tax
Cumulative translation adjustments	(6)	176	(58)	232
Pension benefit plans	—	1	(1)	(1)
Total other comprehensive (loss) income	$(6)	$177	$(59)	$231
Comprehensive income	$130	$375	$239	$628
Comprehensive income attributable to noncontrolling interests, net of tax	11	15	20	24
Comprehensive income attributable to Qnity	$119	$360	$219	$604
See Notes to the Consolidated Financial Statements.

Qnity Electronics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

In millions	June 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$961	$915
Accounts and notes receivable - net	1,138	992
Inventories - net	730	661
Prepaid and other current assets	67	70
Total current assets	$2,896	$2,638
Property, plant and equipment - net of accumulated depreciation (June 30, 2026 - 1,511; December 31, 2025 - 1,450)	1,777	1,701
Other Assets
Goodwill	7,518	7,522
Other intangible assets	1,015	1,111
Investments and noncurrent receivables	427	402
Deferred income tax assets	38	42
Deferred charges and other assets	660	654
Total other assets	$9,658	$9,731
Total Assets	$14,331	$14,070
Liabilities and Equity
Current Liabilities
Short-term borrowings	$23	$24
Accounts payable	790	680
Income taxes payable	120	150
Accrued and other current liabilities	509	502
Total current liabilities	$1,442	$1,356
Long-Term Debt	3,997	4,003
Other Noncurrent Liabilities
Deferred income tax liabilities	228	273
Pensions and other post-employment benefits - noncurrent	80	80
Other noncurrent obligations	1,038	992
Total other noncurrent liabilities	$1,346	$1,345
Total Liabilities	$6,785	$6,704
Commitments and contingent liabilities (Note 13)
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2026: 209,334,927 shares; 2025: 209,479,173 shares)	2	2
Preferred stock (authorized 1 share of $1.50 million par value each; issued 2026: 1 share; 2025: 1 share)	2	2
Additional paid-in capital	7,266	7,286
Retained earnings	260	18
Accumulated other comprehensive loss	(269)	(213)
Total Qnity equity	$7,261	$7,095
Noncontrolling interests	285	271
Total equity	$7,546	$7,366
Total Liabilities and Equity	$14,331	$14,070
See Notes to the Consolidated Financial Statements.

Qnity Electronics, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
In millions	2026	2025
Operating Activities
Net income	$298	$397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	93	81
Amortization of definite-lived intangible assets	102	105
Stock-based compensation	25	8
Credit for deferred income tax and other tax related items	(30)	(29)
Net gain on sales of assets	(5)	—
Restructuring and asset related charges - net	—	19
Net periodic pension benefit cost	2	3
Periodic benefit plan contributions	(3)	(2)
Earnings of nonconsolidated affiliates less dividends received	(24)	(22)
Other net loss	14	—
Changes in assets and liabilities:
Accounts and notes receivable	(152)	(28)
Inventories	(77)	(41)
Other assets	(13)	(4)
Accounts payable	134	48
Accrued and other current liabilities	(10)	(28)
Other noncurrent liabilities	44	16
Income tax liabilities	(22)	(43)
Cash provided by operating activities	$376	$480
Investing Activities
Capital expenditures	(212)	(153)
Proceeds and adjustments to proceeds from sales of property and businesses, net of cash divested	6	—
Other investing activities, net	1	—
Cash used for investing activities	$(205)	$(153)
Financing Activities
Repayments on long-term debt	(12)	—
Repurchases of common stock	(50)	—
Employee taxes paid for share-based payment arrangements	(7)	—
Distributions to noncontrolling interests	(6)	(8)
Dividends paid to stockholders	(34)	—
Net transfers to Parent	—	(322)
Cash used for financing activities	$(109)	$(330)
Effect of exchange rate changes on cash and cash equivalents	(16)	16
Increase in cash and cash equivalents	$46	$13
Cash and cash equivalents at beginning of period	$915	$166
Cash and cash equivalents at end of period	$961	$179
See Notes to the Consolidated Financial Statements.

Qnity Electronics, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
For the three months ended June 30, 2026 and 2025

In millions	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Parent Company Net Investment	Accumulated Other Comp (Loss) Income	Non-controlling Interests	Total Equity
Balance at March 31, 2025	$—	$—	$—	$—	$11,146	$(363)	$256	$11,039
Net income	—	—	—	—	188	—	10	198
Other comprehensive income	—	—	—	—	—	172	5	177
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Net transfers to Parent	—	—	—	—	(213)	—	—	(213)
Balance at June 30, 2025	$—	$—	$—	$—	$11,121	$(191)	$268	$11,198

Balance at March 31, 2026	$2	$2	$7,276	$170	$—	$(264)	$275	$7,461
Net income	—	—	—	124	—	—	12	136
Other comprehensive loss	—	—	—	—	—	(5)	(1)	(6)
Dividends ($0.08 per common share)	—	—	—	(34)	—	—	—	(34)
Stock-based compensation	—	—	13	—	—	—	—	13
Common stock repurchased	—	—	(25)	—	—	—	—	(25)
Separation-related adjustments	—	—	2	—	—	—	—	2
Other	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2026	$2	$2	$7,266	$260	$—	$(269)	$285	$7,546
See Notes to the Consolidated Financial Statements.

Qnity Electronics, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
For the six months ended June 30, 2026 and 2025

In millions	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Parent Company Net Investment	Accumulated Other Comp (Loss) Income	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$—	$—	$—	$—	$11,058	$(414)	$252	$10,896
Net income	—	—	—	—	381	—	16	397
Other comprehensive income	—	—	—	—	—	223	8	231
Distributions to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Net transfers to Parent	—	—	—	—	(318)	—	—	(318)
Balance at June 30, 2025	$—	$—	$—	$—	$11,121	$(191)	$268	$11,198

Balance at December 31, 2025	$2	$2	$7,286	$18	$—	$(213)	$271	$7,366
Net income	—	—	—	275	—	—	23	298
Other comprehensive loss	—	—	—	—	—	(56)	(3)	(59)
Dividends ($0.08 per common share)	—	—	—	(34)	—	—	—	(34)
Stock-based compensation	—	—	18	—	—	—	—	18
Distributions to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Common stock repurchased	—	—	(50)	—	—	—	—	(50)
Separation-related adjustments	—	—	12	—	—	—	—	12
Other	—	—	—	1	—	—	—	1
Balance at June 30, 2026	$2	$2	$7,266	$260	$—	$(269)	$285	$7,546
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

Consistent with the update above, we combined our historical “Restructuring and other asset related charges - net” and “Acquisition, integration and separation costs” into the expense caption, “Transformation, integration and other charges” to simplify our presentation and better reflect how management evaluates these activities. Prior period amounts presented in this Quarterly Report on Form 10-Q have been recast to conform to the current period presentation. This change in presentation did not affect total operating expenses, operating income, net income, earnings per share, or cash flows for any period presented.

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

Accounting Guidance Issued But Not Adopted at June 30, 2026
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

Net sales to Samsung Electronics Co., Ltd accounted for 9% and 10% of total net sales for the three months ended June 30, 2026 and 2025, respectively, and 10% of total net sales for the six months ended June 30, 2026 and 2025. Additionally, net sales to Taiwan Semiconductor Manufacturing Company Limited (TSMC) accounted for 8% of total net sales for both the three months ended June 30, 2026 and 2025, and 8% of total net sales for both the six months ended June 30, 2026 and 2025. The majority of revenues for both customers relate to the Semiconductor Technologies segment.

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by segment and geographic region, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows.

Net Sales by Segment	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Semiconductor Technologies	$744	$644	$1,466	$1,288
Interconnect Solutions	685	526	1,278	1,000
Total	$1,429	$1,170	$2,744	$2,288

Net Sales by Segment by Geographic Region	Three Months Ended June 30,
	2026			2025
	Semiconductor Technologies	Interconnect Solutions	Total	Semiconductor Technologies	Interconnect Solutions	Total
In millions
Americas:	$84	$101	$185	$77	$83	$160
United States	84	88	172	76	75	151
Other Americas [1]	—	13	13	1	8	9
EMEA [2]	55	50	105	51	44	95
Asia Pacific:	605	534	1,139	516	399	915
China	195	283	478	169	219	388
Rest of Asia Pacific:	410	251	661	347	180	527
South Korea	171	31	202	147	27	174
Taiwan	156	66	222	133	44	177
Other	83	154	237	67	109	176
Total	$744	$685	$1,429	$644	$526	$1,170

Net Sales by Segment by Geographic Region	Six Months Ended June 30,
	2026			2025
	Semiconductor Technologies	Interconnect Solutions	Total	Semiconductor Technologies	Interconnect Solutions	Total
In millions
Americas:	$162	$194	$356	$143	$161	$304
United States	161	172	333	141	146	287
Other Americas [1]	1	22	23	2	15	17
EMEA [2]	106	101	207	100	87	187
Asia Pacific:	1,198	983	2,181	1,045	752	1,797
China	400	513	913	374	410	784
Rest of Asia Pacific:	798	470	1,268	671	342	1,013
South Korea	335	61	396	287	50	337
Taiwan	307	119	426	254	80	334
Other	156	290	446	130	212	342
Total	$1,466	$1,278	$2,744	$1,288	$1,000	$2,288
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

Revenue recognized from amounts included in contract liabilities at the beginning of the period were insignificant for the three and six months ended June 30, 2026 and 2025. The Company did not recognize any asset impairment charges related to contract assets during the periods. The Company will begin recognizing its deferred revenue when the project associated with the revenue that was deferred is completed and commercial production begins, currently expected in 2027.

Contract Balances	June 30, 2026	December 31, 2025
In millions
Accounts receivable - trade [1]	$772	$656
Deferred revenue - current [2]	$3	$1
Deferred revenue - noncurrent [3]	$44	$46
1.Included in "Accounts and notes receivable - net" in the interim Condensed Consolidated Balance Sheets.
2.Included in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.
3.Included in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets.

NOTE 4 - TRANSFORMATION, INTEGRATION AND OTHER CHARGES
In February 2026, Qnity launched a multi‑year transformation plan designed to strengthen operational productivity, enhance commercial and innovation excellence and optimize the Company’s presence in key markets. Costs incurred under this plan primarily comprise external consulting and separation services, severance, asset‑related charges, and program‑related operating costs.

As further discussed in Note 1, beginning in the first quarter of 2026, the Company combined its historical “Restructuring and asset‑related charges – net” financial‑statement line item with its historical “Acquisition, integration and separation costs” into a single operating expense caption titled “Transformation, integration and other charges.” This represents a presentation change only, and does not represent a change in accounting principle. Consistent with SEC interim reporting requirements, prior‑period amounts presented herein have been recast to conform to the current‑period presentation. Although restructuring is no longer presented as a separate financial‑statement line item, the Company continues to monitor these charges as a discrete component of the new combined operating expense caption.

The following table represents reclassification of prior-period amounts to Transformation, integration and other charges:

Reclassification of Prior-Period Amounts	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
In millions
Restructuring and asset related charges – net	$2	$19
Acquisition, integration and separation costs	—	—
Transformation, integration and other charges (recast)	$2	$19

The following table presents the components of Transformation, integration and other charges by major cost category. Amounts include costs recognized under ASC 420 (exit and disposal activities), ASC 712 (compensation – nonretirement postemployment benefits), ASC 360 (asset impairments), and other transformation and integration costs.

Transformation, Integration and Other Charges by Cost Category	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Pre-Separation restructuring programs[1]
Severance	$1	$2	$—	$19
Total Pre-Separation restructuring programs	$1	$2	$—	$19
Qnity Transformation Plan
IT independence [2]	$24	$—	$48	$—
Transformation initiative charges[2]	8	—	10	—
Integration and other [2]	3	—	6	—
Severance [3]	2	—	2	—
Asset related charges [4]	4	—	4	—
Total Qnity Transformation Plan	$41	$—	$70	$—
Total Transformation, integration and other charges	$42	$2	$70	$19
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
3. Severance costs represent employee‑related termination benefits associated with workforce actions taken under the Company’s transformation plan, which are intended to drive structural cost reductions and operational efficiencies.
4. Asset related charges represent non-cash charges associated with the write-off or impairment of assets no longer expected to provide future economic benefit as a result of the Company's transformation initiatives.

Refer to Note 19 for the disaggregation of Transformation, integration and other charges incurred by segment. The Company expects the majority of the remaining cash outflows of the program to be incurred in the next two years.

Exit and Disposal Activities
Qnity Transformation Plan
The Company incurred severance and asset-related charges associated with organizational redesign actions under its transformation plan in the amount of $2 million and $4 million, respectively, for both the three and six months ended June 30, 2026. These actions are part of the Company’s multi-year initiative to improve operational efficiency and optimize its cost structure and are distinct from the DuPont-approved restructuring programs discussed below. The severance-related costs are expected to be primarily cash expenditures, while the asset-related charges are non-cash in nature. The severance-related cash payments are generally expected to be made within 12 months of recognition. The total liability associated with these exit activities was $2 million as of June 30, 2026, recorded in “Accrued and other current liabilities” in the interim Condensed Consolidated Balance Sheets.

Pre‑Separation restructuring programs
Exit and disposal activities charges were $1 million and $2 million for the three months ended June 30, 2026 and 2025, respectively, and charges of zero and $19 million for the six months ended June 30, 2026 and 2025, respectively. The entirety of these amounts relates to DuPont‑approved restructuring programs that were initiated prior to the Separation. The total liability associated with these exit activities was $2 million as of June 30, 2026, recorded in “Accrued and other current liabilities” in the interim Condensed Consolidated Balance Sheets.

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

Corporate expense allocations during the three and six months ended June 30, 2025 were recorded in the unaudited interim Consolidated Statements of Operations within the following captions:

In millions	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Selling, general and administrative expenses	$57	$110
Cost of sales	9	17
Research and development expenses	9	19
Transformation, integration and other charges[1]	—	11
Total corporate expense allocations	$75	$157
1. Refer to Note 4 for additional information.

Parent Company Equity
Net transfers to Parent are included within Parent company net investment on the unaudited interim Consolidated Statements of Changes in Equity. The components of the net transfers to Parent are as follows:

In millions	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Cash pooling and general financing activities	$(61)	$(28)
Less: Corporate cost allocations	75	157
Less: Taxes deemed settled with Parent	77	133
Total net transfers to Parent per unaudited interim Consolidated Statements of Changes in Equity	$(213)	$(318)
Stock-based compensation and other noncash transfers (to) from Parent	(5)	(4)
Net transfers to Parent per unaudited interim Consolidated Statements of Cash Flows	$(218)	$(322)

NOTE 6 - SUPPLEMENTARY INFORMATION

Other Income (Expense) - Net	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Net gain on sales of assets	$5	$—	$5	$—
Non-operating pension credits	1	—	2	—
Interest income	4	—	7	2
Foreign exchange (losses) gains - net	—	(5)	(7)	(5)
Indirect legacy (costs) benefits - net	(42)	—	(45)	—
Miscellaneous income (expense) - net	5	1	6	1
Other income (expense) - net	$(27)	$(4)	$(32)	$(2)

Accrued and Other Current Liabilities

In millions	June 30, 2026	December 31, 2025
Accrued payroll	$149	$162
Current indemnification liabilities[1]	178	183
Other [2]	182	157
Total accrued and other current liabilities	$509	$502
1. Related to current portion of indemnification liabilities, primarily to DuPont.
2. No other component of “Accrued and other current liabilities” was more than 5% of total current liabilities at June 30, 2026 and December 31, 2025.

Operating Leases
Supplemental balance sheet information related to leases was as follows:

In millions	June 30, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets [1]	$497	$493
Current operating lease liabilities [2]	44	43
Noncurrent operating lease liabilities [3]	463	455
Total operating lease liabilities	$507	$498
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

The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to attributes. The tax provision for the second quarter ended June 30, 2026 resulted in an effective tax rate of 31.7% on pretax income of $199 million, compared with an effective tax rate of 22.4% on pretax income of $255 million for the second quarter ended June 30, 2025. The increase in the effective tax rate in the second quarter of 2026 relates to taxes related to prior year uncertain tax positions for which the Company is indemnified, a non-deductible indemnification accrual recorded for the State of North Carolina litigation, a limitation on the deductibility of interest expense, and higher tax costs on the remittance of foreign earnings, partially offset by a reduction in foreign tax costs. The tax provision for the six months ended June 30, 2026 resulted in an effective tax rate of 28.5% on pre-tax income of $417 million, compared with an effective tax rate of 20.8%, on pre-tax income of $501 million for the six months ended June 30, 2025. The increase in the effective tax rate in 2026 relates to a limitation on the deductibility of interest expense, taxes related to prior year uncertain tax positions for which we are indemnified, higher tax costs on the remittance of foreign earnings, and a non-deductible indemnification accrual recorded for the State of North Carolina litigation, partially offset by a reduction in foreign tax costs.

On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was enacted. The Act includes a broad range of tax reform provisions, including modifications and enhancements to the domestic and international provisions of the Tax Cuts and Jobs Act. Among other changes, the Act allows for immediate expensing of domestic research and development expenditures, revises provisions around foreign-sourced earnings and revises the corporate interest limitation rules. The legislation has multiple effective dates, with certain provisions having become effective in fiscal 2025 and the majority becoming effective in fiscal 2026. The Company has considered the impact of the enacted provisions in its consolidated tax provision as of June 30, 2026. The legislation did not have a material impact on our income tax expense or effective tax rate for this quarter. The Company continues to evaluate the broader effects of the legislation as further guidance is issued.

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

Net Income for Earnings Per Share Calculations - Basic & Diluted	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2026	2025	2026	2025
Net income	$136	$198	$298	$397
Net income attributable to noncontrolling interests	12	10	23	16
Net income attributable to common stockholders	$124	$188	$275	$381
Earnings attributable to common stockholders - basic	$0.59	$0.90	$1.31	$1.82
Earnings attributable to common stockholders - diluted	$0.59	$0.90	$1.31	$1.82

Share Count Information	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2026	2025	2026	2025
Weighted-average shares of common stock - basic	209.5	209.4	209.6	209.4
Plus dilutive effect of equity compensation plans	0.7	—	0.7	—
Weighted-average shares of common stock - diluted	210.2	209.4	210.3	209.4
Stock options, restricted stock units, and performance-based restricted stock units excluded from EPS calculations	0.1	—	0.2	—

NOTE 9 - INVENTORIES - NET

In millions	June 30, 2026	December 31, 2025
Finished goods	$311	$292
Work in process	243	221
Raw materials	173	145
Supplies	31	27
Less: Inventory reserves	28	24
Total inventories - net	$730	$661

NOTE 10 - NONCONSOLIDATED AFFILIATES
Qnity’s investments in companies accounted for using the equity method (“nonconsolidated affiliates”) are recorded in “Investments and noncurrent receivables” in the interim Condensed Consolidated Balance Sheets. Investments in nonconsolidated affiliates were $410 million and $386 million at June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026 and December 31, 2025, Qnity had a note payable to HD MicroSystems LLC, a nonconsolidated affiliate, (the “Related Party Note Payable”) of $79 million and $53 million, respectively. This Related Party Note Payable arises from an arrangement in which Qnity manages the daily domestic cash position resulting from the normal cash operations of HD MicroSystems LLC. Under this arrangement, both parties may loan funds to one another based on the cash position of HD MicroSystems LLC.

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

Sales to nonconsolidated affiliates represented less than 1% of total net sales for each of the three and six months ended June 30, 2026 and 2025. Purchases from nonconsolidated affiliates represented less than 2% of "Cost of sales" for each of the three and six months ended June 30, 2026, and less than 1% for each of the three and six months ended June 30, 2025. The Company maintained an ownership interest in three nonconsolidated affiliates at June 30, 2026.

NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes changes in the carrying amount of goodwill during the six months ended June 30, 2026.

In millions	Semiconductor Technologies	Interconnect Solutions	Total
Balance at December 31, 2025	$4,542	$2,980	$7,522
Currency translation adjustment	(4)	—	(4)
Balance at June 30, 2026	$4,538	$2,980	$7,518

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets with finite lives, by major class are as follows:

	June 30, 2026			December 31, 2025
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets:
Developed technology	$546	$(378)	$168	$544	$(349)	$195
Trademarks/tradenames	55	(40)	15	55	(38)	17
Customer-related	2,094	(1,262)	832	2,125	(1,226)	899
Total other intangible assets	$2,695	$(1,680)	$1,015	$2,724	$(1,613)	$1,111

The following table provides the net carrying value of other intangible assets by segment:

Net Other Intangibles	June 30, 2026	December 31, 2025
In millions
Semiconductor Technologies	$237	$264
Interconnect Solutions	778	847
Total	$1,015	$1,111

Total estimated amortization expense for the remainder of 2026 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
Remainder of 2026	$99
2027	$170
2028	$144
2029	$110
2030	$89
2031	$89

NOTE 12 - SHORT-TERM BORROWINGS, LONG-TERM DEBT, AND AVAILABLE CREDIT FACILITIES
A summary of Qnity's short-term borrowings, long-term debt and available credit facilities can be found in Note 14 to the Consolidated Financial Statements included in the Company's Annual Report. If applicable, updates have been included in the respective section below.

Short-term Borrowings
Long-term debt due within one year was $23 million and $24 million at June 30, 2026 and December 31, 2025, respectively. These balances are presented net of current portion of unamortized debt issuance cost and are recorded in "Short-term borrowings" in the interim Condensed Consolidated Balance Sheets.

Long-Term Debt
Long-term debt at June 30, 2026 and December 31, 2025 was $3,997 million and $4,003 million, respectively. The estimated fair value of the Company's long-term borrowings was determined using Level 2 inputs within the fair value hierarchy. Based on quoted market prices for the same or similar issues, or on current rates offered to the Company for debt of the same remaining maturities, the fair value of the Company's long-term borrowings, including long-term debt due within one year, was $4,107 million and $4,154 million at June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, the Company was in compliance with all applicable covenants included in the terms of its debt arrangements.

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

Subsequent to the quarter ended June 30, 2026, on July 1, 2026 (the "Repricing Closing Date"), the Company entered into the first amendment to the Credit Agreement (the "First Amendment"). The First Amendment reduced the applicable margin on term SOFR borrowings under the Senior Secured Term Loan Facility from 2.00% to 1.75%, with no material changes to principal, maturity, amortization, or covenant structure. In connection with the repricing, the repriced borrowings under the Senior Secured Term Loan Facility are subject to a 1.00% premium on certain prepayments, repayments, and amendments constituting a “Repricing Event” occurring on or prior to the date that is six (6) months after the Repricing Closing Date. The Company will account for the amendment primarily as a debt modification.

Committed Credit Facilities and Outstanding Letters of Credit
The Company's $1,250 million Senior Secured Revolving Facility matures October 2030. As of June 30, 2026, there were no drawings on the facility, and outstanding letters of credit under the facility were approximately $12 million.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were approximately $133 million at June 30, 2026. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit and credit lines under these uncommitted credit facilities were approximately $24 million at June 30, 2026. These letters of credit support commitments made in the ordinary course of business.

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES
Litigation Matters
In the normal course of business, the Company is involved from time to time in various arbitrations, lawsuits, claims and other actions with respect to patent infringement claims, employment claims, including alleged wage and hour violations, and commercial claims.

The Company accrues for such matters where losses are deemed probable and reasonably estimable. There are other matters involving the Company for which a loss is deemed remote or reasonably possible, and, as a result, associated accruals have not been established. It is reasonably possible that some of these matters could result in future payments or costs in excess of the amounts accrued at June 30, 2026, but such excess amounts cannot be reasonably estimated. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company.

Certain Indemnification Obligations to DuPont
A summary of indemnification obligations to DuPont can be found in Note 15 to the Consolidated Financial Statements included in the Company's Annual Report. If applicable, updates have been included in the respective section below.

As of June 30, 2026, the Company maintains indemnification liabilities related to the legacy liabilities detailed above of $99 million within “Accrued and other current liabilities” and $154 million within “Other noncurrent obligations” within the Condensed Consolidated Balance Sheets. As of December 31, 2025, the Company maintained indemnification liabilities related to these legacy liabilities of $80 million within “Accrued and other current liabilities” and $110 million within “Other noncurrent obligations” within the Condensed Consolidated Balance Sheets. It is reasonably possible that the potential exposure of these indemnifications could range up to approximately $100 million above the amount accrued at June 30, 2026. It is also possible that the Company could incur additional costs or losses that may be material to its financial condition and its cash flows beyond those amounts accrued for or believed to be reasonably possible at this time. Such excess amounts cannot be reasonably estimated.

Liabilities under the MOU
As of June 30, 2026, DuPont has borne Qualified Spend of approximately $745 million and has recorded an indemnification liability for probable and reasonably estimable future Qualified Spend under the Memorandum of Understanding ("MOU") of $217 million. Qnity maintains an indemnification liability for such probable and reasonably estimable future Qualified Spend of $88 million which represents the Applicable Qnity Percentage (the portion for which we have been contractually allocated, and directly pay or indemnify DuPont) of 44% of DuPont's after-tax liability.

New Jersey
On August 3, 2025, DuPont, together with Chemours and Corteva and its subsidiary, EIDP, agreed to a proposed Judicial Consent Order (the “Consent Order”) with the State of New Jersey to resolve outstanding claims by the state pending against the companies related to legacy use of a wide variety of substances of concern for an aggregate cash settlement payment to the state of $875 million, payable over a period of 25 years. As of June 30, 2026, DuPont maintains a pre-tax charge of $177 million related to the proposed Consent Order. The Company maintains an indemnification liability of $66 million for our contractually allocated portion of the recorded pre-tax charge. Additionally, DuPont recorded interest accretion of $11 million to date as of June 30, 2026, resulting in a liability of $188 million as of June 30, 2026. Qnity has recorded $4 million for its contractually allocated portion of this accreted interest. We will share in the ongoing costs of maintaining a reserve fund in the event the remedial funding source for a site has been exhausted and the party responsible is not otherwise performing the required remediation.

State of North Carolina and Municipalities
DuPont, together with Chemours and Corteva/EIDP, is a defendant in litigation brought by the Attorney General of the State of North Carolina and certain municipalities, including Cumberland County, in the vicinity of the Fayetteville Works site. As of June 30, 2026 DuPont established a $125 million accrual in connection with these matters. Accordingly, the Company has established an indemnification liability of $43 million, as of June 30, 2026, for our contractually allocated after-tax portion of DuPont’s charge for these matters.

Other
DuPont has recorded liabilities related to business and operations, historical activities of DuPont, including environmental liabilities, and its present and former subsidiaries, for which the Company maintains an indemnification liability of $52 million and $46 million for its contractually allocated portion as of June 30, 2026 and December 31, 2025, respectively.

NOTE 14 - STOCKHOLDERS' EQUITY
Share Repurchase Authorization
On February 20, 2026, the Company's Board of Directors approved a share repurchase authorization of up to $500 million of common stock (the "$500M Authorization"). Under the $500M Authorization, repurchases of common stock may be effected from time to time, either on the open market (including pre-set trading plans) or other transactions in accordance with applicable securities laws. The $500M Authorization has no expiration date and will terminate once the authorized amount of shares have been repurchased and retired or when terminated by the Board of Directors. The timing and amount of repurchases under the program will depend on a variety of factors. During the three months ended June 30, 2026, the Company repurchased 183,107 shares under the $500M Authorization for $25 million at an average share price of $136.51 per share. During the six months ended June 30, 2026, the Company repurchased 402,688 shares under the $500M Authorization for $50 million at an average share price of $124.12 per share. All shares repurchased under the $500M Authorization have been retired. The aggregate amount of common stock available for repurchase under the $500M Authorization as of June 30, 2026 was $450 million.

Accumulated Other Comprehensive Loss
The following tables summarize the activity related to each component of accumulated other comprehensive loss ("AOCL") for the six months ended June 30, 2026 and 2025:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension	Total
In millions
2025
Balance at January 1, 2025	$(435)	$21	$(414)
Other comprehensive income	224	(1)	223
Balance at June 30, 2025	$(211)	$20	$(191)
2026
Balance at January 1, 2026	$(221)	$8	$(213)
Other comprehensive loss	(55)	(1)	(56)
Balance at June 30, 2026	$(276)	$7	$(269)

The tax effects on the net activity related to each component of other comprehensive loss were immaterial for each of the three and six months ended June 30, 2026 and 2025.

NOTE 15 - PENSION PLANS
A summary of the Company's pension plans and other post-employment benefits can be found in Note 18 to the Consolidated Financial Statements included in the Company's Annual Report.

The following sets forth the components of the Company's net periodic benefit costs for defined benefit pension plans:

Net Periodic Benefit Costs for All Significant Plans	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Service cost	$2	$1	$4	$2
Interest cost	4	2	8	3
Expected return on plan assets	(5)	(1)	(9)	(2)
Amortization of unrecognized net gain	—	—	(1)	—
Net periodic benefit costs - total	$1	$2	$2	$3

The net periodic benefit costs, other than the service cost component, are included in "Other income (expense) - net" in the unaudited interim Consolidated Statements of Operations.

NOTE 16 - STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 19 to the Consolidated Financial Statements included in the Company's Annual Report.

In connection with the Separation, the Company adopted the Qnity Electronics, Inc. Equity and Incentive Plan ("EIP"). Under the EIP, the Company may grant options, stock appreciation rights ("SARs"), restricted shares, restricted stock units ("RSUs"), share bonuses, other share-based awards, cash awards, conversion awards, each as defined in the EIP, or any combination of the foregoing. Under the EIP, a maximum of 16 million shares of common stock are available for award as of June 30, 2026.

Qnity recognized share-based compensation expense of $15 million and $4 million for the three months ended June 30, 2026 and 2025, respectively, and $25 million and $8 million for the six months ended June 30, 2026 and 2025, respectively. The income tax benefits related to stock-based compensation arrangements were $3 million and $1 million for the three months ended June 30, 2026 and 2025, respectively, and $5 million and $2 million for the six months ended June 30, 2026 and 2025, respectively.

In the first quarter of 2026, the Company granted 0.3 million RSUs and 0.1 million performance based stock units ("PSUs"). The weighted-average fair values per share associated with the grants were $126.70 per RSU and $191.69 per PSU. There was minimal activity in the second quarter of 2026.

NOTE 17 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at June 30, 2026 and December 31, 2025:

Fair Value of Financial Instruments	June 30, 2026				December 31, 2025
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$120	$—	$—	$120	$143	$—	$—	$143
Derivatives relating to:
Foreign currency [1,2]	—	1	(17)	(16)	—	14	—	14
Total derivatives	$—	$1	$(17)	$(16)	$—	$14	$—	$14
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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	June 30, 2026	December 31, 2025
In millions
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	$(1,189)	$(1,046)
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

Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount charged on a pre-tax basis related to foreign currency derivatives not designated as hedges, which was included in “Other income (expense) - net” in the interim Consolidated Statements of Operations, were losses of $4 million and zero for the three months ended June 30, 2026 and 2025, respectively, and $30 million and zero for the six months ended June 30, 2026 and 2025, respectively.

NOTE 18 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis of Significant Other Observable Inputs (Level 2)	June 30, 2026	December 31, 2025
In millions
Assets at fair value:
Cash equivalents [1]	$120	$143
Derivatives relating to: [2]
Foreign currency contracts [3]	3	16
Total assets at fair value	$123	$159
Liabilities at fair value:
Derivatives relating to: [2]
Foreign currency contracts [3]	19	2
Total liabilities at fair value	$19	$2
1. Time deposits included in "Cash and cash equivalents" in the interim Condensed Consolidated Balance Sheets are held at amortized cost, which approximates fair value.
2. See Note 17 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.
3. Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The offsetting counterparty and cash collateral netting amounts for foreign currency contracts were $2 million and zero respectively, for both assets and liabilities as of June 30, 2026. The offsetting counterparty and cash collateral netting amounts were $2 million and zero, respectively, for assets and liabilities as of December 31, 2025.

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

There were no transfers between Levels 1 and 2 during the three or six months ended June 30, 2026, and 2025.

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
The Company's measure of profit/loss for segment reporting purposes is Adjusted Operating EBITDA as this is the manner in which the CODM assesses performance and allocates resources. The CODM utilizes Adjusted Operating EBITDA to assess financial performance and allocate resources by comparing actual results to historical and previously forecasted results. The Company defines Adjusted Operating EBITDA as earnings (i.e., “Income (loss) before income taxes”) before interest, depreciation, amortization, non-operating pension and other post-employment benefits / charges, foreign exchange gains / losses, indirect legacy costs, and adjusted for significant items. Reconciliations of these measures are provided on the following pages.

Segment Net Sales, Significant Segment Expenses and Segment Adjusted Operating EBITDA	Three Months Ended June 30,
	2026		2025
	Semiconductor Technologies	Interconnect Solutions	Semiconductor Technologies	Interconnect Solutions
(In millions)
Segment net sales	$744	$685	$644	$526
Less [1]:
Cost of sales	$380	$381	$324	$306
Selling, general and administrative expenses	86	94	69	72
Research and development expenses	62	37	56	31
Amortization of intangibles & other segment items [2]	11	35	13	37
Add:
Equity in earnings of nonconsolidated affiliates	$12	$(1)	$13	$—
Depreciation and amortization [3]	36	60	31	57
Segment Adjusted Operating EBITDA	$253	$197	$226	$137

Segment Net Sales, Significant Segment Expenses and Segment Adjusted Operating EBITDA	Six Months Ended June 30,
	2026		2025
	Semiconductor Technologies	Interconnect Solutions	Semiconductor Technologies	Interconnect Solutions
(In millions)
Segment net sales	$1,466	$1,278	$1,288	$1,000
Less [1]:
Cost of sales	$739	$716	$631	$586
Selling, general and administrative expenses	160	174	133	138
Research and development expenses	122	70	109	62
Amortization of intangibles & other segment items [2]	24	72	26	79
Add:
Equity in earnings of nonconsolidated affiliates	$25	$(1)	$24	$(2)
Depreciation and amortization [3]	70	121	60	118
Segment Adjusted Operating EBITDA	$516	$366	$473	$251
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

Reconciliation of Segment Adjusted Operating EBITDA to Income Before Income Taxes		Three Months Ended June 30,		Six Months Ended June 30,
In millions		2026	2025	2026	2025
Semiconductor Technologies Segment Adjusted Operating EBITDA		$253	$226	$516	$473
Interconnect Solutions Segment Adjusted Operating EBITDA		197	137	366	251
Total Segment Adjusted Operating EBITDA		$450	$363	$882	$724
+	Corporate Adjusted Operating EBITDA [1]	$(19)	$(9)	$(40)	$(15)
-	Depreciation and amortization	97	92	195	186
+	Interest income [2,3]	4	—	7	—
-	Interest expense	61	—	122	—
+	Non-operating pension credits [3]	1	—	2	—
+	Foreign exchange (losses) gains - net [3]	—	(5)	(7)	(5)
+	Indirect legacy (costs) benefits - net [3]	(42)	—	(45)	—
+	Significant items charge	(37)	(2)	(65)	(17)
Income before income taxes		$199	$255	$417	$501
1.Corporate includes certain enterprise and governance activities including non-allocated corporate overhead costs and support functions, leveraged services, and other costs not absorbed by reportable segments.
2.The six months ended June 30, 2025 excludes accrued interest income earned on employee retention credits.
3.Included in "Other income (expense) - net."

The following tables summarize the pre-tax impact of significant items by segment that are excluded from Adjusted Operating EBITDA above:

Significant Items by Segment for the Three Months Ended June 30, 2026	Semiconductor Technologies	Interconnect Solutions	Corporate	Total
In millions
Transformation, integration, and other charges [1]	$(4)	$(3)	$(35)	$(42)
Gain on sale of assets [2]	—	—	5	5
Total	$(4)	$(3)	$(30)	$(37)
1. See Note 4 for additional information.
2. The gain on sale of assets was attributable to the sale of land during the three months ended June 30, 2026.

Significant Items by Segment for the Three Months Ended June 30, 2025	Semiconductor Technologies	Interconnect Solutions	Corporate	Total
In millions
Transformation, integration, and other charges [1]	$(1)	$—	$(1)	$(2)
Total	$(1)	$—	$(1)	$(2)
1. See Note 4 for additional information.

Significant Items by Segment for the Six Months Ended June 30, 2026	Semiconductor Technologies	Interconnect Solutions	Corporate	Total
In millions
Transformation, integration, and other charges [1]	$(4)	$(2)	$(64)	$(70)
Gain on sale of assets [2]	—	—	5	5
Total	$(4)	$(2)	$(59)	$(65)
1. See Note 4 for additional information.
2. The gain on sale of assets was attributable to the sale of land during the six months ended June 30, 2026.

Significant Items by Segment for the Six Months Ended June 30, 2025	Semiconductor Technologies	Interconnect Solutions	Corporate	Total
In millions
Transformation, integration, and other charges [1]	$(3)	$(4)	$(12)	$(19)
Employee Retention Credit [2]	1	—	1	2
Total	$(2)	$(4)	$(11)	$(17)
1. See Note 4 for additional information.
2. Reflects the accrued interest earned on employee retention credits and is recorded in “Interest income” within the “Other income (expense) - net” line item in the Company’s unaudited interim Consolidated Statements of Operations

Segment and Corporate Information	Semiconductor Technologies	Interconnect Solutions	Corporate	Total
In millions
As of June 30, 2026
Total Assets	$7,194	$5,689	$1,448	$14,331
Investment in nonconsolidated affiliates	$400	$10	$—	$410
As of December 31, 2025
Total Assets	$7,022	$5,594	$1,454	$14,070
Investment in nonconsolidated affiliates	$375	$11	$—	$386

Capital Expenditure Reconciliation to Unaudited Interim Consolidated Financial Statements	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Semiconductor Technologies	$76	$33	$125	$57
Interconnect Solutions	27	24	41	44
Corporate	14	5	25	8
Segment and Corporate Totals	$117	$62	$191	$109
Accrual to cash adjustment [1]	(27)	(13)	21	44
Total	$90	$49	$212	$153
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

Macroeconomic Environment
Ongoing developments in U.S. and foreign policy, including uncertainty regarding tariffs on product imports, have heightened global trade tensions and increased macroeconomic and geopolitical uncertainty. To date the conflict in the Middle East has not materially impacted our financial condition, however, the conflict has increased disruption, instability and volatility in markets globally, and if it intensifies or expands could adversely effect our economic condition, supply chains and/or energy prices. The global nature of our business exposes us and our customers to risks arising from these conditions, including disruptions in the availability and pricing of raw materials, shipping logistics challenges, disruptions in global energy markets, fuel price increases, potential retaliatory actions by other countries, and broader impacts on economic conditions, which could affect our financial condition, liquidity, or results of operations. These factors may reduce demand for our products, impair our competitiveness—particularly relative to locally or domestically sourced alternatives—harm customer relationships, and/or decrease profitability, any of which could adversely affect our business, financial condition, and results of operations. While we have meaningful exposure to global trade dynamics, our local‑for‑local sourcing of raw materials helps limit our exposure to tariff‑related risks and shipping logistics. However, these actions may not fully mitigate the impact of prolonged or escalating geopolitical or trade disruptions.

Recent Developments
Senior Secured Term Loan Facility
On July 1, 2026 (the "Repricing Closing Date"), we entered into the first amendment to the Credit Agreement, as defined in Note 12 to the unaudited interim Consolidated Financial Statements in this Quarterly Report (the "First Amendment"). The First Amendment reduced the applicable margin on term SOFR borrowings under the Senior Secured Term Loan Facility from 2.00% to 1.75%, with no material changes to principal, maturity, amortization, or covenant structure. In connection with the repricing, the repriced borrowings under the Senior Secured Term Loan Facility are subject to a 1.00% premium on certain prepayments, repayments, and amendments constituting a “Repricing Event” occurring on or prior to the date that is six (6) months after the Repricing Closing Date.We will account for the amendment primarily as a debt modification. The amendment is expected to reduce annual cash interest expense by approximately $6 million.

Share Repurchase Authorization
On February 20, 2026, our Board of Directors approved a share repurchase authorization of up to $500 million of common stock (the "$500M Authorization"). Under the $500M Authorization, repurchases of common stock may be effected from time to time, either on the open market (including pre-set trading plans) or other transactions in accordance with applicable securities laws. The $500M Authorization has no expiration date and will terminate once the authorized amount of shares have been repurchased and retired or when terminated by our Board of Directors. The timing and amount of repurchases under the program will depend on a variety of factors. During the three months ended June 30, 2026, we repurchased 183,107 shares under the $500M Authorization for $25 million at an average share price of $136.51 per share. During the six months ended June 30, 2026, we repurchased 402,688 shares under the $500M Authorization for $50 million at an average share price of $124.12 per share. All shares repurchased under the $500M Authorization have been retired. As of June 30, 2026, the aggregate amount of common stock remaining for repurchase under the $500M Authorization was $450 million.

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

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2026	2025	2026	2025
Net sales	$1,429	$1,170	$2,744	$2,288

The following table summarizes sales variances by segment and geographic region from the prior year:

Sales Variances by Segment and Geographic Region
Percentage change from prior year	Three Months Ended June 30, 2026					Six Months Ended June 30,
	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Semiconductor Technologies	(1)%	(1)%	18%	—%	16%	(1)%	—%	15%	—%	14%
Interconnect Solutions	—	2	28	—	30	—	2	26	—	28
Total	(1)%	—%	23%	—%	22%	(1)%	1%	20%	—%	20%
Americas [1]	(1)%	—%	17%	—%	16%	(1)%	—%	18%	—%	17%
EMEA [2]	—	2	9	—	11	(1)	4	8	—	11
Asia Pacific	(1)	—	25	—	24	—	—	21	—	21
Total	(1)%	—%	23%	—%	22%	(1)%	1%	20%	—%	20%
1.Includes United States, Canada, and Latin America
2.Europe, Middle East and Africa ("EMEA").

We reported net sales for the three months ended June 30, 2026 of $1.4 billion, up 22% from $1.2 billion for the three months ended June 30, 2025, primarily due to a 23% increase in volume. The volume increase was attributable to both Interconnect Solutions up 28% and Semiconductor Technologies up 18%.

Net sales for the six months ended June 30, 2026 were $2.7 billion, up 20% from $2.3 billion for the six months ended June 30, 2025, primarily due to a 20% increase in volume. The increase in volume was attributable to both Interconnect Solutions up 26% and Semiconductor Technologies up 15%.

Cost of Sales
Cost of sales were $763 million for the three months ended June 30, 2026, up 21% from $630 million for the three months ended June 30, 2025 primarily attributable to an 18% increase in volume in addition to a 3% increase in material costs.

Cost of sales as a percentage of net sales decreased slightly from 54% for the three months ended June 30, 2025 to 53% for the three months ended June 30, 2026.

Cost of sales were $1,460 million for the six months ended June 30, 2026, up 20% from $1,217 million for the six months ended June 30, 2025 primarily attributable to a 16% increase in volume in addition to 3% and 1% increases attributable to material costs and currency, respectively.

Cost of sales as a percentage of net sales was flat at 53% for both the six months ended June 30, 2026 and 2025.

Research and Development ("R&D") Expenses
R&D expense was $98 million for the three months ended June 30, 2026, up from $88 million for the three months ended June 30, 2025. R&D expense as a percentage of net sales decreased period over period from 8% for the three months ended June 30, 2025 to 7% for the three months ended June 30, 2026.

R&D expense was $192 million for the six months ended June 30, 2026, up from $172 million for the six months ended June 30, 2025. R&D expense as a percentage of net sales decreased period over period from 8% for the six months ended June 30, 2025 to 7% for the six months ended June 30, 2026.

Selling, General and Administrative ("SG&A") Expenses
SG&A expenses were $200 million in the second quarter of 2026, up from $154 million in the second quarter of 2025. SG&A expenses as a percentage of net sales increased to 14% for the three months ended June 30, 2026 as compared to 13% for the three months ended June 30, 2025.

For the first six months of 2026, SG&A expenses were $373 million, up from $294 million in the first six months of 2025. SG&A expenses as a percentage of net sales increased to 14% for the six months ended June 30, 2026 as compared to 13% for the six months ended June 30, 2025.

Amortization of Intangibles
Amortization of intangibles was $50 million for both the three months ended June 30, 2026 and 2025. In the first six months of 2026, amortization of intangibles was $102 million, down from $105 million in the same period of the prior year. The decrease for the six months ended June 30, 2026 as compared with the same period of the prior year was primarily due to assets becoming fully amortized.

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

Transformation, integration and other charges were $42 million in the second quarter of 2026, up from $2 million of charges in the second quarter of 2025. The activity for the three months ended June 30, 2026 primarily consisted of costs incurred to support our information technology independence initiatives of approximately $24 million, costs related to transformation initiatives of approximately $8 million, and other integration‑related costs of approximately $3 million. Additionally, for the three months ended June 30, 2026 we incurred $2 million and $4 million, respectively, of severance and asset-related charges associated with organizational redesign actions under our transformation plan. The activity for the three months ended June 30, 2025 consisted of charges for severance and related benefits, the entirety of which related to DuPont-approved restructuring programs that were initiated prior to our separation from DuPont into an independent publicly traded company.

For the first six months of 2026, transformation, integration and other charges were $70 million, up from $19 million for the same period in the prior year. The activity for the six months ended June 30, 2026 primarily consisted of costs incurred to support our information technology independence initiatives of approximately $48 million, costs related to transformation initiatives of approximately $10 million, and other integration‑related costs of approximately $6 million. Additionally, for the six months ended June 30, 2026 we incurred $2 million and $4 million, respectively, of severance and asset-related charges associated with organizational redesign actions under our transformation plan. The activity for the six months ended June 30, 2025 consisted of charges for severance and related benefits, the entirety of which related to DuPont-approved restructuring programs that were initiated prior to our separation from DuPont into an independent publicly traded company.

See Note 4 to the unaudited interim Consolidated Financial Statements for additional information.

Equity in Earnings of Nonconsolidated Affiliates
Our share of the earnings of nonconsolidated affiliates was $11 million in the second quarter of 2026, down from $13 million in the second quarter of 2025, reflecting lower earnings from the underlying nonconsolidated affiliates. For the first six months of 2026, our share of earnings of nonconsolidated affiliates was $24 million, up from $22 million in the first six months of 2025, reflecting higher earnings from the underlying nonconsolidated affiliates. See Note 10 to the unaudited interim Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $61 million and $122 million for the three and six months ended June 30, 2026, respectively. There was no interest expense for the three and six months ended June 30, 2025. Interest expense in 2026 was driven by interest associated with the Secured and Unsecured Notes and the Senior Secured Term Loan Facility (each as defined in Note 14 to the Consolidated Financial Statements in the Annual Report). See Note 12 to the unaudited interim Consolidated Financial Statements in this Quarterly Report for additional information.

Other Income (Expense) - Net
Other income (expense) - net includes a variety of income and expense items such as interest income, indirect legacy (costs) and benefits and foreign exchange gains or losses. Other income (expense) - net was $27 million of expense in the three months ended June 30, 2026, as compared to $4 million of expense for the three months ended June 30, 2025. In the first six months of 2026, Other income (expense) - net was $32 million of expense, as compared to $2 million of expense in the first six months of 2025.

See Note 6 to the unaudited interim Consolidated Financial Statements in this Quarterly Report for additional information.

Provision for Income Taxes
Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to attributes. The tax provision for the second quarter ended June 30, 2026 resulted in an effective tax rate of 31.7% on pretax income of $199 million, compared with an effective tax rate of 22.4% on pretax income of $255 million for the second quarter ended June 30, 2025. The increase in the effective tax rate in the second quarter of 2026 relates to taxes related to prior year uncertain tax positions for which we are indemnified, a non-deductible indemnification accrual recorded for the State of North Carolina litigation, a limitation on the deductibility of interest expense, and higher tax costs on the remittance of foreign earnings, partially offset by a reduction in foreign tax costs. The tax provision for the six months ended June 30, 2026 resulted in an effective tax rate of 28.5% on pre-tax income of $417 million, compared with an effective tax rate of 20.8%, on pre-tax income of $501 million for the six months ended June 30, 2025. The increase in the effective tax rate in 2026 relates to a limitation on the deductibility of interest expense, taxes related to prior year uncertain tax positions for which we are indemnified, higher tax costs on the remittance of foreign earnings, and a non-deductible indemnification accrual recorded for the State of North Carolina litigation, partially offset by a reduction in foreign tax costs.

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

SEMICONDUCTOR TECHNOLOGIES

Semiconductor Technologies	Three Months Ended		Six Months Ended
In millions	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net sales	$744	$644	$1,466	$1,288
Adjusted Operating EBITDA	$253	$226	$516	$473
Equity in earnings of nonconsolidated affiliates	$12	$13	$25	$24

Semiconductor Technologies	Three Months Ended	Six Months Ended
Percentage change from prior year	June 30, 2026	June 30, 2026
Change in Net Sales from Prior Period due to:
Local price & product mix	(1)%	(1)%
Currency	(1)	—
Volume	18	15
Portfolio & other	—	—
Total	16%	14%

Semiconductor Technologies net sales were $744 million for the three months ended June 30, 2026, up 16% as compared to $644 million for the three months ended June 30, 2025. Net sales increased due to an 18% increase in volume. The increase in sales volume was due to ongoing end-market demand strength related to improved customer utilization rates and growth in AI driven applications, particularly in advanced nodes, including advanced packaging and high bandwidth memory. These increases were partially offset by unfavorable local price and product mix and currency impacts.

Adjusted Operating EBITDA was $253 million for the three months ended June 30, 2026, up 12% as compared to $226 million for the three months ended June 30, 2025, primarily due to volume growth partially offset by investments to support future growth, including R&D and supply chain initiatives.

Semiconductor Technologies net sales were $1,466 million for the six months ended June 30, 2026, up 14% as compared to $1,288 million for the six months ended June 30, 2025. Net sales increased due to a 15% increase in volume. The increase in sales volume was due to ongoing end-market demand strength related to improved customer utilization rates and growth in AI driven applications, particularly in advanced nodes, including advanced packaging and high bandwidth memory. These increases were partially offset by unfavorable local price and product mix.

Adjusted Operating EBITDA was $516 million for the six months ended June 30, 2026, up 9% as compared to $473 million for the six months ended June 30, 2025, primarily due to volume growth partially offset by select growth investments primarily within R&D.

INTERCONNECT SOLUTIONS

Interconnect Solutions	Three Months Ended		Six Months Ended
In millions	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net sales	$685	$526	$1,278	$1,000
Adjusted Operating EBITDA	$197	$137	$366	$251
Equity in earnings (losses) of nonconsolidated affiliates	$(1)	$—	$(1)	$(2)

Interconnect Solutions	Three Months Ended	Six Months Ended
Percentage change from prior year	June 30, 2026	June 30, 2026
Change in Net Sales from Prior Period due to:
Local price & product mix	—%	—%
Currency	2	2
Volume	28	26
Portfolio & other	—	—
Total	30%	28%

Interconnect Solutions net sales were $685 million for the three months ended June 30, 2026, up 30% from $526 million for the three months ended June 30, 2025. Net sales increased primarily due to a 28% increase in volume and a 2% favorable currency impact. The increase in sales volume was due to continued demand strength from AI driven technology ramps and new content and share gains in advanced packaging, AI PCB and thermal management. The favorable currency impact was primarily driven by the euro.

Adjusted Operating EBITDA was $197 million for the three months ended June 30, 2026, up 44% as compared to $137 million for the three months ended June 30, 2025, primarily due to an increase in sales volume, favorable mix and productivity gains, partially offset by increased costs of raw materials inputs and select growth investments in SG&A and R&D.

Interconnect Solutions net sales were $1,278 million for the six months ended June 30, 2026, up 28% from $1,000 million for the six months ended June 30, 2025. Net sales increased primarily due to a 26% increase in volume and a 2% favorable currency impact. The increase in sales volume was due to continued demand strength from AI driven technology ramps and new content and share gains in advanced packaging, AI PCB and thermal management. The favorable currency impact was primarily driven by the euro.

Adjusted Operating EBITDA was $366 million for the six months ended June 30, 2026, up 46% as compared to $251 million for the six months ended June 30, 2025, primarily due to an increase in sales volume, favorable mix and productivity gains.

CHANGES IN FINANCIAL CONDITION
Liquidity & Capital Resources
Information related to the Company's liquidity and capital resources can be found in the Annual Report, Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Discussion below provides updates to this information for the six months ended June 30, 2026.

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

Our cash and cash equivalents at June 30, 2026 and December 31, 2025 were $961 million and $915 million, respectively. Cash and cash equivalents held by subsidiaries in foreign countries were $662 million and $640 million as of June 30, 2026 and December 31, 2025, respectively. For each of its foreign subsidiaries, we make an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. Refer to subsequent paragraphs for drivers of the change in cash and cash equivalents.

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

Cash Flow Summary	Six Months Ended
In millions	June 30, 2026	June 30, 2025
Cash provided by (used for):
Operating activities	$376	$480
Investing activities	$(205)	$(153)
Financing activities	$(109)	$(330)
Effect of exchange rate changes on cash and cash equivalents	$(16)	$16

Cash Flows from Operating Activities
In the first six months of 2026, cash provided by operating activities was $376 million, compared with $480 million in the same period last year. The decrease in cash provided by operating activities is primarily related to payments of interest on our long-term debt, which was not outstanding as of June 30, 2025, and an increase in net cash used for working capital. Changes in working capital were primarily driven by higher trade receivables due to increased sales and higher inventory based on business activity, net of increased accounts payable due to increased production and inventory builds to support sales growth.

Cash Flows from Investing Activities
In the first six months of 2026, cash used for investing activities was $205 million, compared with $153 million in the first six months of 2025. The increase in cash used for investing activities in 2026 is primarily attributable to higher capital expenditures.

Cash Flows from Financing Activities
In the first six months of 2026, cash used for financing activities was $109 million compared with $330 million in the same period last year. Cash used for financing activities decreased primarily due to the absence of net transfers to Parent compared to the prior period, partially offset by current period purchases of common stock, payment of dividends, and repayments on long-term debt.

Material Cash Requirements
In the normal course of business, we enter into contracts and commitments that oblige us to make payments in the future. Information regarding our obligations under lease, debt, commitments and pensions is provided in Note 6, Note 12, Note 13 and Note 15, respectively, in the interim unaudited Consolidated Financial Statements for the three and six months ended June 30, 2026 and 2025 of this Quarterly Report. We expect the generation of cash from operations and the ability to access the debt capital markets and other sources of liquidity will continue to provide sufficient liquidity and financial flexibility to meet our obligations, and those of our subsidiaries, as they come due.

Debt
Total debt at June 30, 2026 and December 31, 2025 was $4,020 million and $4,027 million, respectively. As of June 30, 2026, we were in compliance with all applicable covenants included in the terms of our debt arrangements.

As of June 30, 2026, we are contractually obligated to make future cash payments of $4.1 billion and $1.5 billion associated with principal and interest, respectively, on debt obligations. Related to the principal, $23 million will be due in the next twelve months and the remainder will be due subsequent to June 2027. We may address the principal payment with cash on hand, utilizing existing credit facilities, accessing the debt capital markets or a combination of any of them. Related to interest, $236 million will be due in the next twelve months and the remainder will be due subsequent to June 2027.

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

On April 15, 2026, we announced that the Board of Directors declared a quarterly dividend of $0.08 per share, which was paid on June 15, 2026, to our stockholders of record on May 29, 2026.

On June 24, 2026, we announced that the Board of Directors declared a quarterly dividend of $0.08 per share payable on September 15, 2026, to our stockholders of record on August 31, 2026.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For the Company’s disclosures about market risk, please see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report filed with the SEC. There have been no material changes to the Company’s disclosures about market risk in Part II—Item 7A of our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, our Chief Executive Officer ("CEO") and Interim Chief Financial Officer ("Interim CFO"), together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and Interim CFO concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Notwithstanding the above, prior to November 1, 2025, we relied on certain material processes and internal controls over financial reporting performed by DuPont. In connection with our Separation, we entered into Transition Services Agreements, pursuant to which DuPont will continue to provide certain information technology, administrative and other services on a transitional basis. During the quarter ended June 30, 2026, we exited certain of the services being provided under the Transition Services Agreements. Management remains responsible for the effectiveness of disclosure controls and procedures and evaluated the information and services provided under these arrangements through oversight and monitoring controls.

Qnity Electronics, Inc. PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of business, the Company and its subsidiaries are subject to various litigation matters, including, but not limited to, patent infringement claims, employment claims, including alleged wage and hour violations, and commercial claims. It is the opinion of our management that the possibility is remote that the aggregate of all such claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company.

ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On February 20, 2026, our Board of Directors approved a share repurchase authorization of up to $500 million of common stock (the "$500M Authorization"). The $500M Authorization has no expiration date and will terminate upon completion of authorized repurchase or earlier termination by our Board of Directors.

The following table provides information regarding purchases of the Company’s common stock by or on behalf of the Company or any of its "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each month during the three months ended June 30, 2026.

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(4)
April 1 — April 30, 2026	133,602	$131.59	133,602	$457
May 1 — May 31, 2026	49,505	149.78	49,505	450
June 1 — June 30, 2026	—	—	—	450
Total	183,107	$136.51	183,107	$450
(1) All the shares of common stock purchased recorded in this column were purchased pursuant to our publicly announced share repurchase authorization.
(2) Average price paid per share of common stock excludes brokerage commissions.
(3) On February 26, 2026, we publicly announced the $500M Authorization. Under the $500M Authorization, which has no expiration date, repurchases of common stock may be effected from time to time, either on the open market (including pre-set trading plans) or other transactions in accordance with applicable securities laws, timing and amount of repurchases under the program will depend on a variety of factors. The $500M Authorization may be modified, suspended or discontinued at any time without prior notice.
(4) The dollar amount shown represents, as of the end of each period, the approximate dollar value of shares of our common stock that may yet be purchased under the $500M Authorization, exclusive of any brokerage commissions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1+	Separation and Distribution Agreement by and between DuPont de Nemours, Inc. and Qnity Electronics, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-42619) filed with the SEC on November 3, 2025).
3.1	Amended and Restated Certificate of Incorporation of Qnity Electronics, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-42619) filed with the SEC on November 3, 2025).
3.2	Certificate of Designation of Qnity Electronics, Inc. (included in Exhibit 3.2) (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-42619) filed with the SEC on November 3, 2025).
3.3	Amended and Restated Bylaws of Qnity Electronics, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-42619) filed with the SEC on November 3, 2025).
10.1+	Amendment No. 1 to Credit Agreement, effective as of July 1, 2026, by and among Qnity Electronics, Inc., JPMorgan Chase Bank, N.A. and the other parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42619) filed with the SEC on July 1, 2026).
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Date: August 4, 2026

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Interim Chief Financial Officer (Authorized Signatory, Principal Financial Officer and Principal Accounting Officer)