Form 10-Q
period 2026-09-30
Qnity Electronics, Inc.
filed 2026-11-04
CIK 2058873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The registrant had 209,043,355 shares of common stock, $0.01 par value, outstanding at November 2, 2026.

Qnity Electronics, Inc.

QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2026

Qnity Electronics, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains "forward-looking statements" within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events and the future results of Qnity Electronics, Inc. (“Qnity” or the “Company”) and its subsidiaries (collectively, “we,” “us,” and “our”). In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “see”, “will”, “would”, “target”, “outlook”, “stabilization”, “confident”, “preliminary”, “initial”, “continue”, “may”, “could”, “project”, “estimate”, “forecast” and similar expressions and variations or negatives of these words, among others, as well as other words or expressions referencing future events, conditions or circumstances. All statements, other than statements of historical fact, are forward-looking statements, including statements that describe or relate to Qnity’s plans, goals, intentions, strategies, financial estimates, and other statements that do not relate to historical or current fact. Forward-looking statements are based on our current beliefs, expectations and assumptions, which may not prove to be accurate, and involve a number of known and unknown risks and uncertainties, many of which are out of Qnity’s control, that could cause actual results to differ materially from those expressed in any forward-looking statements.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Qnity Electronics, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2026	2025	2026	2025
Net sales	$1,556	$1,276	$4,300	$3,564
Cost of sales	813	701	2,273	1,918
Research and development expenses	105	92	297	264
Selling, general and administrative expenses	200	159	573	453
Amortization of intangibles	50	51	152	156
Transformation, integration and other charges (Note 4)	53	1	123	20
Equity in earnings of nonconsolidated affiliates	15	15	39	37
Interest expense	64	14	186	14
Other income (expense) - net	(39)	(1)	(71)	(3)
Income before income taxes	$247	$272	$664	$773
Provision for income taxes	51	49	170	153
Net income	$196	$223	$494	$620
Net income attributable to noncontrolling interests	13	12	36	28
Net income available for Qnity common stockholders	$183	$211	$458	$592

Per common share data:
Earnings per common share - basic	$0.87	$1.01	$2.19	$2.83
Earnings per common share - diluted	$0.87	$1.01	$2.18	$2.83

Weighted-average common shares outstanding - basic	209.4	209.4	209.6	209.4
Weighted-average common shares outstanding - diluted	210.0	209.4	210.2	209.4
See Notes to the Consolidated Financial Statements.

Qnity Electronics, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Net income	$196	$223	$494	$620
Other comprehensive (loss) income, net of tax
Cumulative translation adjustments	144	(29)	86	203
Pension benefit plans	(1)	(7)	(2)	(8)
Total other comprehensive (loss) income	$143	$(36)	$84	$195
Comprehensive income	$339	$187	$578	$815
Comprehensive income attributable to noncontrolling interests, net of tax	17	9	37	33
Comprehensive income attributable to Qnity	$322	$178	$541	$782
See Notes to the Consolidated Financial Statements.

Qnity Electronics, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

In millions	September 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$1,124	$915
Accounts and notes receivable - net	1,237	992
Inventories - net	775	661
Prepaid and other current assets	83	70
Total current assets	$3,219	$2,638
Property, plant and equipment - net of accumulated depreciation (September 30, 2026 - 1,412; December 31, 2025 - 1,450)	1,842	1,701
Other Assets
Goodwill	7,530	7,522
Other intangible assets	972	1,111
Investments and noncurrent receivables	443	402
Deferred income tax assets	45	42
Deferred charges and other assets	666	654
Total other assets	$9,656	$9,731
Total Assets	$14,717	$14,070
Liabilities and Equity
Current Liabilities
Short-term borrowings	$23	$24
Accounts payable	886	680
Income taxes payable	141	150
Accrued and other current liabilities	493	502
Total current liabilities	$1,543	$1,356
Long-Term Debt	3,996	4,003
Other Noncurrent Liabilities
Deferred income tax liabilities	185	273
Pensions and other post-employment benefits - noncurrent	81	80
Other noncurrent obligations	1,023	992
Total other noncurrent liabilities	$1,289	$1,345
Total Liabilities	$6,828	$6,704
Commitments and contingent liabilities (Note 13)
Stockholders' Equity
Common stock (authorized 1,666,666,667 shares of $0.01 par value each; issued 2026: 209,164,927 shares; 2025: 209,479,173 shares)	2	2
Preferred stock (authorized 1 share of $1.50 million par value each; issued 2026: 1 share; 2025: 1 share)	2	2
Additional paid-in capital	7,275	7,286
Retained earnings	442	18
Accumulated other comprehensive loss	(130)	(213)
Total Qnity equity	$7,591	$7,095
Noncontrolling interests	298	271
Total equity	$7,889	$7,366
Total Liabilities and Equity	$14,717	$14,070
See Notes to the Consolidated Financial Statements.

Qnity Electronics, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
In millions	2026	2025
Operating Activities
Net income	$494	$620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	141	124
Amortization of definite-lived intangible assets	152	156
Stock-based compensation	37	12
Credit for deferred income tax and other tax related items	(68)	(61)
Net gain on sales of assets	(5)	(1)
Restructuring and asset related charges - net	—	20
Net periodic pension benefit cost	3	6
Periodic benefit plan contributions	(5)	(3)
Earnings of nonconsolidated affiliates less dividends received	(39)	(37)
Other net loss	29	—
Changes in assets and liabilities:
Accounts and notes receivable	(230)	(97)
Inventories	(107)	(33)
Other assets	14	13
Accounts payable	203	81
Accrued and other current liabilities	1	(6)
Other noncurrent liabilities	36	(1)
Income tax liabilities	(9)	(11)
Cash provided by operating activities	$647	$782
Investing Activities
Capital expenditures	(290)	(214)
Proceeds and adjustments to proceeds from sales of property and businesses, net of cash divested	6	—
Other investing activities, net	4	—
Cash used for investing activities	$(280)	$(214)
Financing Activities
Repayments on long-term debt	(18)	—
Proceeds from term loan facility repricing	360	—
Repayments from term loan facility repricing	(360)	—
Repurchases of common stock	(75)	—
Employee taxes paid for share-based payment arrangements	(7)	—
Distributions to noncontrolling interests	(10)	(21)
Dividends paid to stockholders	(50)	—
Net transfers to Parent	—	(2,311)
Proceeds from issuance of long-term debt	—	1,750
Payments for debt issuance costs	(2)	(34)
Cash used for financing activities	$(162)	$(616)
Effect of exchange rate changes on cash and cash equivalents	4	10
Increase (decrease) in cash and cash equivalents	$209	$(38)
Cash and cash equivalents at beginning of period	$915	$166
Cash and cash equivalents at end of period	$1,124	$128
See Notes to the Consolidated Financial Statements.

Qnity Electronics, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
For the three months ended September 30, 2026 and 2025

In millions	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Parent Company Net Investment	Accumulated Other Comp (Loss) Income	Non-controlling Interests	Total Equity
Balance at June 30, 2025	$—	$—	$—	$—	$11,121	$(191)	$268	$11,198
Net income	—	—	—	—	211	—	12	223
Other comprehensive loss	—	—	—	—	—	(33)	(3)	(36)
Distributions to noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Net transfers to Parent	—	—	—	—	(1,985)	—	—	(1,985)
Balance at September 30, 2025	$—	$—	$—	$—	$9,347	$(224)	$264	$9,387

Balance at June 30, 2026	$2	$2	$7,266	$260	$—	$(269)	$285	$7,546
Net income	—	—	—	183	—	—	13	196
Other comprehensive income	—	—	—	—	—	139	4	143
Stock-based compensation	—	—	11	—	—	—	—	11
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Common stock repurchased	—	—	(25)	—	—	—	—	(25)
Separation-related adjustments	—	—	22	—	—	—	—	22
Other	—	—	1	(1)	—	—	—	—
Balance at September 30, 2026	$2	$2	$7,275	$442	$—	$(130)	$298	$7,889
See Notes to the Consolidated Financial Statements.

Qnity Electronics, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
For the nine months ended September 30, 2026 and 2025

In millions	Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Parent Company Net Investment	Accumulated Other Comp (Loss) Income	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$—	$—	$—	$—	$11,058	$(414)	$252	$10,896
Net income	—	—	—	—	592	—	28	620
Other comprehensive income	—	—	—	—	—	190	5	195
Distributions to noncontrolling interests	—	—	—	—	—	—	(21)	(21)
Net transfers to Parent	—	—	—	—	(2,303)	—	—	(2,303)
Balance at September 30, 2025	$—	$—	$—	$—	$9,347	$(224)	$264	$9,387

Balance at December 31, 2025	$2	$2	$7,286	$18	$—	$(213)	$271	$7,366
Net income	—	—	—	458	—	—	36	494
Other comprehensive income	—	—	—	—	—	83	1	84
Dividends ($0.16 per common share)	—	—	—	(34)	—	—	—	(34)
Stock-based compensation	—	—	29	—	—	—	—	29
Distributions to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Common stock repurchased	—	—	(75)	—	—	—	—	(75)
Separation-related adjustments	—	—	34	—	—	—	—	34
Other	—	—	1	—	—	—	—	1
Balance at September 30, 2026	$2	$2	$7,275	$442	$—	$(130)	$298	$7,889
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

Accounting Guidance Issued But Not Adopted at September 30, 2026
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

Net sales to Samsung Electronics Co., Ltd accounted for 10% and 11% of total net sales for the three months ended September 30, 2026 and 2025, respectively, and 10% of total net sales for the nine months ended September 30, 2026 and 2025. Additionally, net sales to Taiwan Semiconductor Manufacturing Company Limited (TSMC) accounted for 10% and 8% of total net sales for the three months ended September 30, 2026 and 2025, respectively, and 10% and 8% of total net sales for the nine months ended September 30, 2026 and 2025, respectively. The majority of revenues for both customers relate to the Semiconductor Technologies segment.

Disaggregation of Revenue
The Company disaggregates its revenue from contracts with customers by segment and geographic region, as the Company believes it best depicts the nature, amount, timing and uncertainty of its revenue and cash flows.

Net Sales by Segment	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Semiconductor Technologies	$797	$693	$2,262	$1,981
Interconnect Solutions	759	583	2,038	1,583
Total	$1,556	$1,276	$4,300	$3,564

Net Sales by Segment by Geographic Region	Three Months Ended September 30,
	2026			2025
	Semiconductor Technologies	Interconnect Solutions	Total	Semiconductor Technologies	Interconnect Solutions	Total
In millions
Americas:	$92	$118	$210	$78	$90	$168
United States	92	97	189	77	81	158
Other Americas [1]	—	21	21	1	9	10
EMEA [2]	55	50	105	57	49	106
Asia Pacific:	650	591	1,241	558	444	1,002
China	214	325	539	171	226	397
Rest of Asia Pacific:	436	266	702	387	218	605
South Korea	179	34	213	166	30	196
Taiwan	168	72	240	142	54	196
Other	89	160	249	79	134	213
Total	$797	$759	$1,556	$693	$583	$1,276

Net Sales by Segment by Geographic Region	Nine Months Ended September 30,
	2026			2025
	Semiconductor Technologies	Interconnect Solutions	Total	Semiconductor Technologies	Interconnect Solutions	Total
In millions
Americas:	$254	$312	$566	$220	$252	$472
United States	253	269	522	218	227	445
Other Americas [1]	1	43	44	2	25	27
EMEA [2]	161	151	312	157	136	293
Asia Pacific:	1,847	1,575	3,422	1,604	1,195	2,799
China	614	838	1,452	545	636	1,181
Rest of Asia Pacific:	1,233	737	1,970	1,059	559	1,618
South Korea	514	95	609	453	80	533
Taiwan	475	191	666	397	133	530
Other	244	451	695	209	346	555
Total	$2,262	$2,038	$4,300	$1,981	$1,583	$3,564
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

Revenue recognized from amounts included in contract liabilities at the beginning of the period was insignificant for the three and nine months ended September 30, 2026 and 2025. The Company did not recognize any asset impairment charges related to contract assets during the periods. The Company will begin recognizing its deferred revenue when the project associated with the revenue that was deferred is completed and commercial production begins, currently expected in 2027.

Contract Balances	September 30, 2026	December 31, 2025
In millions
Accounts receivable - trade [1]	$839	$656
Deferred revenue - current [2]	$2	$1
Deferred revenue - noncurrent [3]	$43	$46
1.Included in "Accounts and notes receivable - net" in the interim Condensed Consolidated Balance Sheets.
2.Included in "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.
3.Included in "Other noncurrent obligations" in the interim Condensed Consolidated Balance Sheets.

NOTE 4 - TRANSFORMATION, INTEGRATION AND OTHER CHARGES
In February 2026, Qnity launched a multi‑year transformation plan designed to strengthen operational productivity, enhance commercial and innovation excellence and optimize the Company’s presence in key markets. Costs incurred under this plan primarily comprise external consulting and separation services, severance, asset related charges, and program related operating costs.

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

The following table represents reclassification of prior-period amounts to Transformation, integration and other charges:

Reclassification of Prior-Period Amounts	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
In millions
Restructuring and asset related charges – net	$1	$20
Acquisition, integration and separation costs	—	—
Transformation, integration and other charges (recast)	$1	$20

The following table presents the components of Transformation, integration and other charges by major cost category. Amounts include costs recognized under ASC 420 (exit and disposal activities), ASC 712 (compensation – nonretirement postemployment benefits), ASC 360 (asset impairments), and other transformation and integration costs.

Transformation, Integration and Other Charges by Cost Category	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Pre-Separation restructuring programs[1]
Severance	$—	$—	$—	$19
Asset related charges	—	1	—	1
Total Pre-Separation restructuring programs	$—	$1	$—	$20
Qnity Transformation Plan
IT independence [2]	$35	$—	$83	$—
Transformation initiative charges[2]	11	—	21	—
Integration and other [2]	4	—	10	—
Severance [3]	2	—	4	—
Asset related charges [4]	1	—	5	—
Total Qnity Transformation Plan	$53	$—	$123	$—
Total Transformation, integration and other charges	$53	$1	$123	$20
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

Exit and Disposal Activities
Qnity Transformation Plan
The Company incurred severance and asset related charges associated with organizational redesign actions under its transformation plan of $2 million and $1 million, respectively, for the three months ended September 30, 2026 and $4 million and $5 million, respectively, for the nine months ended September 30, 2026. These actions are part of the Company’s multi-year initiative to improve operational efficiency and optimize its cost structure and are distinct from the DuPont-approved restructuring programs discussed below. The severance-related costs are expected to be primarily cash expenditures, while the asset-related charges are non-cash in nature. The severance related cash payments are generally expected to be made within 12 months of recognition. The total liability associated with these exit activities was $4 million as of September 30, 2026, recorded in “Accrued and other current liabilities” in the interim Condensed Consolidated Balance Sheets.

Pre‑Separation restructuring programs
Exit and disposal activities charges were zero and $1 million for the three months ended September 30, 2026 and 2025, respectively, and were zero and $20 million for the nine months ended September 30, 2026 and 2025, respectively. The entirety of these amounts relates to DuPont‑approved restructuring programs that were initiated prior to the Separation. The total liability associated with these exit activities was $1 million as of September 30, 2026, recorded in “Accrued and other current liabilities” in the interim Condensed Consolidated Balance Sheets.

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

Corporate expense allocations during the three and nine months ended September 30, 2025 were recorded in the unaudited interim Consolidated Statements of Operations within the following captions:

In millions	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Selling, general and administrative expenses	$58	$168
Cost of sales	8	25
Research and development expenses	10	29
Transformation, integration and other charges[1]	—	11
Total corporate expense allocations	$76	$233
1. Refer to Note 4 for additional information.

Parent Company Equity
Net transfers to Parent are included within Parent company net investment on the unaudited interim Consolidated Statements of Changes in Equity. The components of the net transfers to Parent are as follows:

In millions	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Cash pooling and general financing activities	$(1,828)	$(1,856)
Less: Corporate cost allocations	76	233
Less: Taxes deemed settled with Parent	81	214
Total net transfers to Parent per unaudited interim Consolidated Statements of Changes in Equity	$(1,985)	$(2,303)
Stock-based compensation and other noncash transfers (to) from Parent	(4)	(8)
Net transfers to Parent per unaudited interim Consolidated Statements of Cash Flows	$(1,989)	$(2,311)

NOTE 6 - SUPPLEMENTARY INFORMATION

Other Income (Expense) - Net	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Net gain on sales of assets	$—	$1	$5	$1
Non-operating pension credits (costs)	1	(2)	3	(2)
Interest income	4	—	11	2
Foreign exchange (losses) gains - net	(5)	1	(12)	(4)
Indirect legacy (costs) benefits - net	(39)	—	(84)	—
Miscellaneous income (expense) - net	—	(1)	6	—
Other income (expense) - net	$(39)	$(1)	$(71)	$(3)
Accrued and Other Current Liabilities

In millions	September 30, 2026	December 31, 2025
Accrued payroll	$208	$162
Current indemnification liabilities[1]	155	183
Other [2]	130	157
Total accrued and other current liabilities	$493	$502
1. Related to current portion of indemnification liabilities, primarily to DuPont.
2. No other component of “Accrued and other current liabilities” was more than 5% of total current liabilities at September 30, 2026 and December 31, 2025.

Operating Leases
Supplemental balance sheet information related to leases was as follows:

In millions	September 30, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets [1]	$501	$493
Current operating lease liabilities [2]	45	43
Noncurrent operating lease liabilities [3]	469	455
Total operating lease liabilities	$514	$498
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

The Company's effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to attributes. The tax provision for the three months ended September 30, 2026 resulted in an effective tax rate of 20.6% on pretax income of $247 million, compared with an effective tax rate of 18.0% on pretax income of $272 million for the three months ended September 30, 2025. The increase in the effective tax rate in the third quarter of 2026 relates to taxes related to prior year uncertain tax positions for which the Company is indemnified, a non-deductible indemnification accrual recorded for the NJ Insurance Escrow (as defined in Note 13 below), a limitation on the deductibility of interest expense, and higher tax costs on the remittance of foreign earnings, partially offset by a reduction in foreign tax costs. The tax provision for the nine months ended September 30, 2026 resulted in an effective tax rate of 25.6% on pre-tax income of $664 million, compared with an effective tax rate of 19.8%, on pre-tax income of $773 million for the nine months ended September 30, 2025. The increase in the effective tax rate in 2026 relates to a limitation on the deductibility of interest expense, taxes related to prior year uncertain tax positions for which the Company is indemnified, higher tax costs on the remittance of foreign earnings, and non-deductible indemnification accruals recorded for the State of North Carolina litigation and the NJ Insurance Escrow, partially offset by a reduction in foreign tax costs.

On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was enacted. The Act includes a broad range of tax reform provisions, including modifications and enhancements to the domestic and international provisions of the Tax Cuts and Jobs Act. Among other changes, the Act allows for immediate expensing of domestic research and development expenditures, revises provisions around foreign-sourced earnings and revises the corporate interest limitation rules. The legislation has multiple effective dates, with certain provisions having become effective in fiscal 2025 and the majority becoming effective in fiscal 2026. The Company has considered the impact of the enacted provisions in its consolidated tax provision as of September 30, 2026. The legislation did not have a material impact on our income tax expense or effective tax rate for this quarter. The Company continues to evaluate the broader effects of the legislation as further guidance is issued.

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

Net Income for Earnings Per Share Calculations - Basic & Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2026	2025	2026	2025
Net income	$196	$223	$494	$620
Net income attributable to noncontrolling interests	13	12	36	28
Net income attributable to common stockholders	$183	$211	$458	$592
Earnings attributable to common stockholders - basic	$0.87	$1.01	$2.19	$2.83
Earnings attributable to common stockholders - diluted	$0.87	$1.01	$2.18	$2.83

Share Count Information	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2026	2025	2026	2025
Weighted-average shares of common stock - basic	209.4	209.4	209.6	209.4
Plus dilutive effect of equity compensation plans	0.6	—	0.6	—
Weighted-average shares of common stock - diluted	210.0	209.4	210.2	209.4
Stock options, restricted stock units, and performance-based restricted stock units excluded from EPS calculations	0.1	—	0.2	—

NOTE 9 - INVENTORIES - NET

In millions	September 30, 2026	December 31, 2025
Finished goods	$339	$292
Work in process	248	221
Raw materials	184	145
Supplies	35	27
Less: Inventory reserves	31	24
Total inventories - net	$775	$661

NOTE 10 - NONCONSOLIDATED AFFILIATES
Qnity’s investments in companies accounted for using the equity method (“nonconsolidated affiliates”) are recorded in “Investments and noncurrent receivables” in the interim Condensed Consolidated Balance Sheets. Investments in nonconsolidated affiliates were $426 million and $386 million at September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026 and December 31, 2025, Qnity had a note payable to HD MicroSystems LLC, a nonconsolidated affiliate, (the “Related Party Note Payable”) of $100 million and $53 million, respectively. This Related Party Note Payable arises from an arrangement in which Qnity manages the daily domestic cash position resulting from the normal cash operations of HD MicroSystems LLC. Under this arrangement, both parties may loan funds to one another based on the cash position of HD MicroSystems LLC.

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

Sales to nonconsolidated affiliates represented less than 1% of total net sales for each of the three and nine months ended September 30, 2026 and 2025. Purchases from nonconsolidated affiliates represented less than 1% and 2% of "Cost of sales" for the three and nine months ended September 30, 2026, respectively, and less than 1% for each of the three and nine months ended September 30, 2025. The Company maintained an ownership interest in three nonconsolidated affiliates at September 30, 2026.

NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes changes in the carrying amount of goodwill during the nine months ended September 30, 2026.

In millions	Semiconductor Technologies	Interconnect Solutions	Total
Balance at December 31, 2025	$4,542	$2,980	$7,522
Currency translation adjustment	(4)	12	8
Balance at September 30, 2026	$4,538	$2,992	$7,530

Other Intangible Assets
The gross carrying amounts and accumulated amortization of other intangible assets with finite lives, by major class are as follows:

	September 30, 2026			December 31, 2025
In millions	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets:
Developed technology	$551	$(397)	$154	$544	$(349)	$195
Trademarks/tradenames	55	(42)	13	55	(38)	17
Customer-related	2,110	(1,305)	805	2,125	(1,226)	899
Total other intangible assets	$2,716	$(1,744)	$972	$2,724	$(1,613)	$1,111

The following table provides the net carrying value of other intangible assets by segment:

Net Other Intangibles	September 30, 2026	December 31, 2025
In millions
Semiconductor Technologies	$224	$264
Interconnect Solutions	748	847
Total	$972	$1,111

Total estimated amortization expense for the remainder of 2026 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
In millions
Remainder of 2026	$50
2027	$171
2028	$145
2029	$111
2030	$90
2031	$90

NOTE 12 - SHORT-TERM BORROWINGS, LONG-TERM DEBT, AND AVAILABLE CREDIT FACILITIES
A summary of Qnity's short-term borrowings, long-term debt and available credit facilities can be found in Note 14 to the Consolidated Financial Statements included in the Company's Annual Report. If applicable, updates have been included in the respective section below.

Short-term Borrowings
Long-term debt due within one year was $23 million and $24 million at September 30, 2026 and December 31, 2025, respectively. These balances are presented net of current portion of unamortized debt issuance cost and are recorded in "Short-term borrowings" in the interim Condensed Consolidated Balance Sheets.

Long-Term Debt
Long-term debt at September 30, 2026 and December 31, 2025 was $3,996 million and $4,003 million, respectively. The estimated fair value of the Company's long-term borrowings was determined using Level 2 inputs within the fair value hierarchy. Based on quoted market prices for the same or similar issues, or on current rates offered to the Company for debt of the same remaining maturities, the fair value of the Company's long-term borrowings, including long-term debt due within one year, was $4,011 million and $4,154 million at September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, the Company was in compliance with all applicable covenants included in the terms of its debt arrangements.

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

On July 1, 2026 (the "Repricing Closing Date"), the Company entered into the first amendment to the Credit Agreement (the "First Amendment"). The First Amendment reduced the applicable margin on term SOFR borrowings under the Senior Secured Term Loan Facility from 2.00% to 1.75% (and, in the case of base rate loans, from 1.00% to 0.75%), with no material changes to principal, maturity, amortization, or covenant structure. In connection with the repricing, the repriced borrowings under the Senior Secured Term Loan Facility are subject to a 1.00% premium on certain prepayments, repayments, and amendments constituting a “Repricing Event” occurring on or prior to the date that is six (6) months after the Repricing Closing Date. The Company analyzed the changes of the First Amendment on a lender-by-lender basis and determined that the transaction would primarily be accounted for as a modification, with a portion of it accounted for as debt extinguishment and corresponding new debt issuance. As a result, the Company recognized a loss on extinguishment of $3 million in the third quarter of 2026, primarily related to unamortized debt issuance costs related to the portion of the Senior Secured Term Loan Facility that was extinguished.

As part of the First Amendment, the majority of the Senior Secured Term Loan Facility lenders elected to roll over their loan balances immediately preceding the repricing, while certain lenders elected to be repaid and reassign all or a portion of their loan balances. On July 1, 2026, approximately $1,978 million of the outstanding principal was rolled over as a non-cash financing activity. The remaining approximately $360 million of the outstanding principal balance was repaid and subsequently reissued.

In connection with the First Amendment, the Company incurred $2 million of third-party fees in the third quarter of 2026. Fees attributable to the modified debt were expensed as incurred and recorded within Other income (expense) - net, in the unaudited interim Company's consolidated statement of operations during the three months ended September 30, 2026. Fees attributable to the issuance of new debt were capitalized as debt issuance costs. Capitalized debt issuance costs associated with the new debt issuance were less than $1 million.

Committed Credit Facilities and Outstanding Letters of Credit
The Company's $1,250 million Senior Secured Revolving Facility matures October 2030. As of September 30, 2026, there were no drawings on the facility, and outstanding letters of credit under the facility were approximately $12 million.

Uncommitted Credit Facilities and Outstanding Letters of Credit
Unused bank credit lines on uncommitted credit facilities were approximately $136 million at September 30, 2026. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit and credit lines under these uncommitted credit facilities were approximately $27 million at September 30, 2026. These letters of credit support commitments made in the ordinary course of business.

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES
Litigation Matters
In the normal course of business, the Company is involved from time to time in various arbitrations, lawsuits, claims and other actions with respect to patent infringement claims, employment claims, including alleged wage and hour violations, and commercial claims.

The Company accrues for such matters where losses are deemed probable and reasonably estimable. There are other matters involving the Company for which a loss is deemed remote or reasonably possible, and, as a result, associated accruals have not been established. It is reasonably possible that some of these matters could result in future payments or costs in excess of the amounts accrued at September 30, 2026, but such excess amounts cannot be reasonably estimated. It is the opinion of the Company’s management that the possibility is remote that the aggregate of all such claims and lawsuits will have a material adverse impact on the results of operations, financial condition and cash flows of the Company.

Certain Indemnification Obligations to DuPont
A summary of indemnification obligations to DuPont can be found in Note 15 to the Consolidated Financial Statements included in the Company's Annual Report. If applicable, updates have been included in the respective section below.

As of September 30, 2026, the Company maintains indemnification liabilities related to the legacy liabilities referenced above of $81 million within “Accrued and other current liabilities” and $137 million within “Other noncurrent obligations” within the unaudited interim Condensed Consolidated Balance Sheets. As of December 31, 2025, the Company maintained indemnification liabilities related to these legacy liabilities of $80 million within “Accrued and other current liabilities” and $110 million within “Other noncurrent obligations” within the Condensed Consolidated Balance Sheets. It is reasonably possible that the potential exposure of these indemnifications could range up to approximately $100 million above the amount accrued at September 30, 2026. It is also possible that the Company could incur additional costs or losses that may be material to its financial condition and its cash flows beyond those amounts accrued for or believed to be reasonably possible at this time. Such excess amounts cannot be reasonably estimated.

Liabilities under the MOU
As of September 30, 2026, DuPont has borne Qualified Spend of approximately $1,010 million and has recorded an indemnification liability for probable and reasonably estimable future Qualified Spend under the Memorandum of Understanding ("MOU") of $212 million. Qnity maintains an indemnification liability for such probable and reasonably estimable future Qualified Spend of $75 million which represents the Applicable Qnity Percentage (the portion for which we have been contractually allocated, and directly pay or indemnify DuPont) of 44% of DuPont's after-tax liability.

New Jersey
On August 3, 2025, DuPont, together with the Chemours Company ("Chemours") and Corteva, Inc. ("Corteva") and its subsidiary, EIDP, Inc., agreed to a proposed Judicial Consent Order (the “Consent Order”) with the State of New Jersey to resolve outstanding claims by the state pending against the companies related to legacy use of a wide variety of substances of concern for an aggregate cash settlement payment to the state of $875 million, payable over a period of 25 years. During the three months ended September 30, 2026, DuPont paid $71 million under the settlement, of which Qnity's contractually allocated portion was $27 million. As of September 30, 2026, DuPont has accrued $120 million related to this settlement, while Qnity has recorded its contractually allocated portion of this liability of $43 million. Qnity will share in the ongoing costs of maintaining a reserve fund in the event the remedial funding source for a site has been exhausted and the party responsible is not otherwise performing the required remediation.

Following final Court approval of the settlement in August 2026, DuPont and Corteva completed the purchase of Chemours’ interest in future, if any, certain insurance proceeds related to PFAS claims. The purchase was funded through an aggregate $150 million contribution by DuPont and Corteva into an escrow fund (the “NJ Insurance Escrow”), which was applied to Chemours’ share of the settlement. In exchange, Chemours assigned to DuPont and Corteva its rights to $150 million of PFAS-related insurance proceeds plus a fee equal to the lesser of (a) $35 million, or (b) $3 million plus interest (at prime minus 2%) on the unrecovered fraction of $150 million, until Chemours’ share of insurance recoveries fully recoups the purchase price. The Company’s contractually allocated cash contribution in respect of the NJ Insurance Escrow was $47 million, which was paid during the third quarter of 2026.

State of North Carolina and Municipalities
On September 10, 2026, DuPont, together with Chemours and Corteva/EIDP, entered into a settlement agreement with the State of North Carolina and certain municipalities to resolve claims relating to PFAS and other emissions from the Fayetteville Works facility, as well as certain PFAS-related claims unrelated to such facility. The settlement includes an aggregate cash payment to the Plaintiffs of $455 million, payable over a period of 15 years, which will be shared in accordance with the terms of the MOU. During the second quarter of 2026, DuPont established a $125 million accrual in connection with these matters. Accordingly, during the second quarter of 2026, the Company established an indemnification liability of $43 million, representing 44% of DuPont's after-tax liability for the settlement. Additionally, DuPont has recorded interest accretion of $2 million to date as of September 30, 2026, resulting in a liability of $127 million as of September 30, 2026. Qnity has recorded $1 million for its contractually allocated portion of this accreted interest. As of September 30, 2026, the Company's total indemnification liability for this matter was $44 million.

Other
DuPont has recorded liabilities related to business and operations, historical activities of DuPont, including environmental liabilities, and its present and former subsidiaries, for which the Company maintains an indemnification liability of $55 million and $46 million for its contractually allocated portion as of September 30, 2026 and December 31, 2025, respectively.

NOTE 14 - STOCKHOLDERS' EQUITY
Share Repurchase Authorization
On February 20, 2026, the Company's Board of Directors approved a share repurchase authorization of up to $500 million of common stock (the "$500M Authorization"). Under the $500M Authorization, repurchases of common stock may be effected from time to time, either on the open market (including pre-set trading plans) or other transactions in accordance with applicable securities laws. The $500M Authorization has no expiration date and will terminate once the authorized amount of shares have been repurchased and retired or when terminated by the Board of Directors. The timing and amount of repurchases under the program will depend on a variety of factors. During the three months ended September 30, 2026, the Company repurchased 180,563 shares under the $500M Authorization for $25 million at an average share price of $138.44 per share. During the nine months ended September 30, 2026, the Company repurchased 583,251 shares under the $500M Authorization for $75 million at an average share price of $128.55 per share. All shares repurchased under the $500M Authorization have been retired. The aggregate amount of common stock available for repurchase under the $500M Authorization as of September 30, 2026 was $425 million.

Accumulated Other Comprehensive Loss
The following tables summarize the activity related to each component of accumulated other comprehensive loss ("AOCL") for the nine months ended September 30, 2026 and 2025:

Accumulated Other Comprehensive Loss	Cumulative Translation Adj	Pension	Total
In millions
2025
Balance at January 1, 2025	$(435)	$21	$(414)
Other comprehensive income (loss)	198	(11)	187
Amounts reclassified from accumulated other comprehensive income	—	3	3
Balance at September 30, 2025	$(237)	$13	$(224)
2026
Balance at January 1, 2026	$(221)	$8	$(213)
Other comprehensive income (loss)	85	(2)	83
Balance at September 30, 2026	$(136)	$6	$(130)

The tax effects on the net activity related to each component of other comprehensive income (loss) were immaterial for each of the three and nine months ended September 30, 2026 and 2025.

NOTE 15 - PENSION PLANS
A summary of the Company's pension plans and other post-employment benefits can be found in Note 18 to the Consolidated Financial Statements included in the Company's Annual Report.

The following sets forth the components of the Company's net periodic benefit costs for defined benefit pension plans:

Net Periodic Benefit Costs for All Significant Plans	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Service cost	$2	$—	$6	$2
Interest cost	4	1	12	4
Expected return on plan assets	(4)	(1)	(13)	(3)
Amortization of unrecognized net gain	(1)	—	(2)	—
Curtailment/settlement	—	3	—	3
Net periodic benefit costs - total	$1	$3	$3	$6

The net periodic benefit costs, other than the service cost component, are included in "Other income (expense) - net" in the unaudited interim Consolidated Statements of Operations.

NOTE 16 - STOCK-BASED COMPENSATION
A summary of the Company's stock-based compensation plans can be found in Note 19 to the Consolidated Financial Statements included in the Company's Annual Report.

In connection with the Separation, the Company adopted the Qnity Electronics, Inc. Equity and Incentive Plan ("EIP"). Under the EIP, the Company may grant options, stock appreciation rights ("SARs"), restricted shares, restricted stock units ("RSUs"), share bonuses, other share-based awards, cash awards, conversion awards, each as defined in the EIP, or any combination of the foregoing. Under the EIP, a maximum of 16 million shares of common stock are available for award as of September 30, 2026.

Qnity recognized share-based compensation expense of $12 million and $4 million for the three months ended September 30, 2026 and 2025, respectively, and $37 million and $12 million for the nine months ended September 30, 2026 and 2025, respectively. The income tax benefits related to stock-based compensation arrangements were $3 million and $1 million for the three months ended September 30, 2026 and 2025, respectively, and $8 million and $3 million for the nine months ended September 30, 2026 and 2025, respectively.

In the first quarter of 2026, the Company granted 0.3 million RSUs and 0.1 million performance based stock units ("PSUs"). The weighted-average fair values per share associated with the grants were $126.70 per RSU and $191.69 per PSU.

There was minimal activity in the second quarter of 2026.

In the third quarter of 2026, the Company granted 0.1 million RSUs. The weighted-average fair values per share associated with the grants were $132.43 per RSU. There was minimal activity in the third quarter of 2026 related to PSUs.

NOTE 17 - FINANCIAL INSTRUMENTS
The following table summarizes the fair value of financial instruments at September 30, 2026 and December 31, 2025:

Fair Value of Financial Instruments	September 30, 2026				December 31, 2025
In millions	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents	$235	$—	$—	$235	$143	$—	$—	$143
Derivatives relating to:
Foreign currency [1,2]	—	10	(4)	6	—	14	—	14
Total derivatives	$—	$10	$(4)	$6	$—	$14	$—	$14
1.Classified as "Prepaid and other current assets" and "Accrued and other current liabilities" in the interim Condensed Consolidated Balance Sheets.
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

The notional amounts of the Company's derivative instruments were as follows:

Notional Amounts	September 30, 2026	December 31, 2025
In millions
Derivatives not designated as hedging instruments:
Foreign currency contracts [1]	$(1,316)	$(1,046)
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

Foreign currency derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency-denominated assets and liabilities. The amount recognized on a pre-tax basis related to foreign currency derivatives not designated as hedges, which was included in “Other income (expense) - net” in the unaudited interim Consolidated Statements of Operations, were gains of $59 million and zero for the three months ended September 30, 2026 and 2025, respectively, and $30 million and zero for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 18 - FAIR VALUE MEASUREMENTS
Fair Value Measurements on a Recurring Basis
The following tables summarize the basis used to measure certain assets and liabilities at fair value on a recurring basis:

Basis of Fair Value Measurements on a Recurring Basis of Significant Other Observable Inputs (Level 2)	September 30, 2026	December 31, 2025
In millions
Assets at fair value:
Cash equivalents [1]	$235	$143
Derivatives relating to: [2]
Foreign currency contracts [3]	13	16
Total assets at fair value	$248	$159
Liabilities at fair value:
Derivatives relating to: [2]
Foreign currency contracts [3]	7	2
Total liabilities at fair value	$7	$2
1. Time deposits included in "Cash and cash equivalents" in the interim Condensed Consolidated Balance Sheets are held at amortized cost, which approximates fair value.
2. See Note 17 for the classification of derivatives in the interim Condensed Consolidated Balance Sheets.
3. Asset and liability derivatives subject to an enforceable master netting arrangement with the same counterparty are presented on a net basis in the interim Condensed Consolidated Balance Sheets. The offsetting counterparty and cash collateral netting amounts for foreign currency contracts were $3 million and zero respectively, for both assets and liabilities as of September 30, 2026. The offsetting counterparty and cash collateral netting amounts were $2 million and zero, respectively, for assets and liabilities as of December 31, 2025.

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

There were no transfers between Levels 1 and 2 during the three or nine months ended September 30, 2026, and 2025.

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

Segment Net Sales, Significant Segment Expenses and Segment Adjusted Operating EBITDA	Three Months Ended September 30,
	2026		2025
	Semiconductor Technologies	Interconnect Solutions	Semiconductor Technologies	Interconnect Solutions
(In millions)
Segment net sales	$797	$759	$693	$583
Less [1]:
Cost of sales	$397	$415	$360	$341
Selling, general and administrative expenses	87	94	69	77
Research and development expenses	66	40	58	34
Amortization of intangibles & other segment items [2]	13	36	11	37
Add:
Equity in earnings of nonconsolidated affiliates	$14	$1	$14	$1
Depreciation and amortization [3]	37	61	31	57
Segment Adjusted Operating EBITDA	$285	$236	$240	$152

Segment Net Sales, Significant Segment Expenses and Segment Adjusted Operating EBITDA	Nine Months Ended September 30,
	2026		2025
	Semiconductor Technologies	Interconnect Solutions	Semiconductor Technologies	Interconnect Solutions
(In millions)
Segment net sales	$2,262	$2,038	$1,981	$1,583
Less [1]:
Cost of sales	$1,136	$1,131	$991	$927
Selling, general and administrative expenses	247	268	202	215
Research and development expenses	188	110	167	96
Amortization of intangibles & other segment items [2]	36	109	37	116
Add:
Equity in earnings of nonconsolidated affiliates	$39	$—	$38	$(1)
Depreciation and amortization [3]	107	182	91	175
Segment Adjusted Operating EBITDA	$801	$602	$713	$403
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

Reconciliation of Segment Adjusted Operating EBITDA to Income Before Income Taxes		Three Months Ended September 30,		Nine Months Ended September 30,
In millions		2026	2025	2026	2025
Semiconductor Technologies Segment Adjusted Operating EBITDA		$285	$240	$801	$713
Interconnect Solutions Segment Adjusted Operating EBITDA		236	152	602	403
Total Segment Adjusted Operating EBITDA		$521	$392	$1,403	$1,116
+	Corporate Adjusted Operating EBITDA [1]	$(18)	$(10)	$(58)	$(25)
-	Depreciation and amortization	98	94	293	280
+	Interest income [2,3]	4	—	11	—
-	Interest expense	64	14	186	14
+	Non-operating pension credits (costs) [3]	1	(2)	3	(2)
+	Foreign exchange (losses) gains - net [3]	(5)	1	(12)	(4)
+	Indirect legacy (costs) benefits - net [3]	(39)	—	(84)	—
+	Significant items charge	(55)	(1)	(120)	(18)
Income before income taxes		$247	$272	$664	$773
1.Corporate includes certain enterprise and governance activities including non-allocated corporate overhead costs and support functions, leveraged services, and other costs not absorbed by reportable segments.
2.The nine months ended September 30, 2025 excludes accrued interest income earned on employee retention credits.
3.Included in "Other income (expense) - net."
The following tables summarize the pre-tax impact of significant items by segment that are excluded from Adjusted Operating EBITDA above:

Significant Items by Segment for the Three Months Ended September 30, 2026	Semiconductor Technologies	Interconnect Solutions	Corporate	Total
In millions
Transformation, integration, and other charges [1]	$(2)	$(1)	$(50)	$(53)
Debt repricing fees [2]	—	—	(2)	(2)
Total	$(2)	$(1)	$(52)	$(55)
1. See Note 4 for additional information.
2. Reflects fees and charges incurred in connection with the July 2026 repricing amendment to the Senior Secured Term Loan Facility.

Significant Items by Segment for the Three Months Ended September 30, 2025	Semiconductor Technologies	Interconnect Solutions	Corporate	Total
In millions
Transformation, integration, and other charges [1]	$—	$—	$(1)	$(1)
Total	$—	$—	$(1)	$(1)
1. See Note 4 for additional information.

Significant Items by Segment for the Nine Months Ended September 30, 2026	Semiconductor Technologies	Interconnect Solutions	Corporate	Total
In millions
Transformation, integration, and other charges [1]	$(6)	$(3)	$(114)	$(123)
Gain on sale of assets [2]	—	—	5	5
Debt repricing fees [3]	—	—	(2)	(2)
Total	$(6)	$(3)	$(111)	$(120)
1. See Note 4 for additional information.
2. The gain on sale of assets was attributable to the sale of land during the nine months ended September 30, 2026.
3. Reflects fees and charges incurred in connection with the July 2026 repricing amendment to the Senior Secured Term Loan Facility.

Significant Items by Segment for the Nine Months Ended September 30, 2025	Semiconductor Technologies	Interconnect Solutions	Corporate	Total
In millions
Transformation, integration, and other charges [1]	$(3)	$(4)	$(13)	$(20)
Employee Retention Credit [2]	2	—	—	2
Total	$(1)	$(4)	$(13)	$(18)
1. See Note 4 for additional information.
2. Reflects the accrued interest earned on employee retention credits and is recorded in “Interest income” within the “Other income (expense) - net” line item in the Company’s unaudited interim Consolidated Statements of Operations

Segment and Corporate Information	Semiconductor Technologies	Interconnect Solutions	Corporate	Total
In millions
As of September 30, 2026
Total Assets	$7,283	$5,775	$1,659	$14,717
Investment in nonconsolidated affiliates	$415	$11	$—	$426
As of December 31, 2025
Total Assets	$7,022	$5,594	$1,454	$14,070
Investment in nonconsolidated affiliates	$375	$11	$—	$386

Capital Expenditure Reconciliation to Unaudited Interim Consolidated Financial Statements	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Semiconductor Technologies	$49	$37	$174	$94
Interconnect Solutions	38	25	79	69
Corporate	9	6	34	14
Segment and Corporate Totals	$96	$68	$287	$177
Accrual to cash adjustment [1]	(18)	(7)	3	37
Total	$78	$61	$290	$214
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

OVERVIEW
We are one of the largest global leaders in materials and solutions for the semiconductor and electronics industries. We empower our customers’ technology roadmaps to enable advancements in megatrends such as artificial intelligence ("AI"), high-performance computing and advanced connectivity. We partner with leading semiconductor and advanced device manufacturers to address complex challenges and develop solutions that facilitate next-generation technological innovations. With over 50 years of experience in systems engineering and material science, a global manufacturing footprint, and major application labs across the world, we are well-positioned to capitalize on emerging opportunities across various sectors including transportation, data centers, consumer and personal electronics and aerospace and defense.

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

Macroeconomic Environment
Ongoing developments in U.S. and foreign policy, including uncertainty regarding tariffs on product imports, have heightened global trade tensions and increased macroeconomic and geopolitical uncertainty. To date the conflict in the Middle East has not materially impacted our financial condition, however, the conflict has increased disruption, instability and volatility in markets globally, and if it intensifies or expands could adversely affect our economic condition, supply chains and/or energy prices. The global nature of our business exposes us and our customers to risks arising from these conditions, including disruptions in the availability and pricing of raw materials, shipping logistics challenges, disruptions in global energy markets, fuel price increases, potential retaliatory actions by other countries, rising interest rates, and broader impacts on economic conditions, which could affect our financial condition, liquidity, or results of operations. These factors may reduce demand for our products, impair our competitiveness—particularly relative to locally or domestically sourced alternatives—harm customer relationships, and/or decrease profitability, any of which could adversely affect our business, financial condition, and results of operations. While we have meaningful exposure to global trade dynamics, our local‑for‑local sourcing of raw materials helps limit our exposure to tariff‑related risks and shipping logistics. However, these actions may not fully mitigate the impact of prolonged or escalating geopolitical or trade disruptions.

Recent Developments
Senior Secured Term Loan Facility
On July 1, 2026 (the "Repricing Closing Date"), we entered into the first amendment to the Credit Agreement, as defined in Note 12 to the unaudited interim Consolidated Financial Statements in this Quarterly Report (the "First Amendment"). The First Amendment reduced the applicable margin on term SOFR borrowings under the Senior Secured Term Loan Facility from 2.00% to 1.75% (and in the case of base rate loans, from 1.00% to 0.75%), with no material changes to principal, maturity, amortization, or covenant structure. In connection with the repricing, the repriced borrowings under the Senior Secured Term Loan Facility are subject to a 1.00% premium on certain prepayments, repayments, and amendments constituting a “Repricing Event” occurring on or prior to the date that is six (6) months after the Repricing Closing Date. We analyzed the changes of the First Amendment on a lender-by-lender basis and determined that the transaction would primarily be accounted for as a modification, with a portion of it accounted for as debt extinguishment and corresponding new debt issuance. As a result, we recognized a loss on extinguishment of $3 million in the third quarter of 2026, primarily related to unamortized debt issuance costs related to the portion of the Senior Secured Term Loan Facility that was extinguished.

As part of the First Amendment, the majority of the Senior Secured Term Loan Facility lenders decided to roll over their loan balances immediately preceding the repricing, while certain lenders elected to be repaid and reassign all or a portion of their loan balances. On July 1, 2026, approximately $1,978 million of the outstanding principal was rolled over as a non-cash financing activity. The remaining approximately $360 million of the outstanding principal balance was repaid and subsequently reissued.

In connection with the First Amendment, we incurred $2 million of third-party fees in the third quarter of 2026. Fees attributable to the modified debt were expensed as incurred and recorded within Other income (expense) - net, in our unaudited interim consolidated statement of operations during the three months ended September 30, 2026. Fees attributable to the issuance of new debt were capitalized as debt issuance costs. Capitalized debt issuance costs associated with the new debt issuance were less than $1 million.

The First Amendment is expected to reduce annual cash interest expense by approximately $6 million.

Share Repurchase Authorization
On February 20, 2026, our Board of Directors approved a share repurchase authorization of up to $500 million of common stock (the "$500M Authorization"). Under the $500M Authorization, repurchases of common stock may be effected from time to time, either on the open market (including pre-set trading plans) or other transactions in accordance with applicable securities laws. The $500M Authorization has no expiration date and will terminate once the authorized amount of shares have been repurchased and retired or when terminated by our Board of Directors. The timing and amount of repurchases under the program will depend on a variety of factors. During the three months ended September 30, 2026, we repurchased 180,563 shares under the $500M Authorization for $25 million at an average share price of $138.44 per share. During the nine months ended September 30, 2026, we repurchased 583,251 shares under the $500M Authorization for $75 million at an average share price of $128.55 per share. All shares repurchased under the $500M Authorization have been retired. As of September 30, 2026, the aggregate amount of common stock remaining for repurchase under the $500M Authorization was $425 million.

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

RESULTS OF OPERATIONS

Summary of Sales Results	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2026	2025	2026	2025
Net sales	$1,556	$1,276	$4,300	$3,564

The following table summarizes sales variances by segment and geographic region from the prior year:

Sales Variances by Segment and Geographic Region
Percentage change from prior year	Three Months Ended September 30, 2026					Nine Months Ended September 30, 2026
	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total	Local Price & Product Mix	Currency	Volume	Portfolio & Other	Total
Semiconductor Technologies	—%	(1)%	16%	—%	15%	(1)%	(1)%	16%	—%	14%
Interconnect Solutions	—	1	29	—	30	—	2	27	—	29
Total	—%	—%	22%	—%	22%	—%	—%	21%	—%	21%
Americas [1]	1%	—%	23%	—%	24%	—%	—%	20%	—%	20%
EMEA [2]	—	—	—	—	—	(1)	2	5	—	6
Asia Pacific	—	—	24	—	24	—	—	22	—	22
Total	—%	—%	22%	—%	22%	—%	—%	21%	—%	21%
1.Includes United States, Canada, and Latin America.
2.Europe, Middle East and Africa ("EMEA").

We reported net sales for the three months ended September 30, 2026 of $1.6 billion, up 22% from $1.3 billion for the three months ended September 30, 2025, primarily due to a 22% increase in volume. The volume increase was attributable to both Interconnect Solutions up 29% and Semiconductor Technologies up 16%.

Net sales for the nine months ended September 30, 2026 were $4.3 billion, up 21% from $3.6 billion for the nine months ended September 30, 2025, primarily due to a 21% increase in volume. The increase in volume was attributable to both Interconnect Solutions up 27% and Semiconductor Technologies up 16%.

Cost of Sales
Cost of sales were $813 million for the three months ended September 30, 2026, up 16% from $701 million for the three months ended September 30, 2025, reflecting a 17% increase from higher volume, partially offset by a 1% decrease attributable to currency.

Cost of sales as a percentage of net sales decreased to 52% for the three months ended from September 30, 2026 from 55% for the three months ended September 30, 2025.

Cost of sales were $2,273 million for the nine months ended September 30, 2026, up 19% from $1,918 million for the nine months ended September 30, 2025, reflecting a 17% increase from higher volume and a 2% increase related to material costs.

Cost of sales as a percentage of net sales decreased to 53% for the nine months ended September 30, 2026 from 54% for the nine months ended September 30, 2025.

Research and Development ("R&D") Expenses
R&D expense was $105 million for the three months ended September 30, 2026, up from $92 million for the three months ended September 30, 2025. R&D expense as a percentage of net sales remained flat at 7% for both the three months ended September 30, 2026 and 2025.

R&D expense was $297 million for the nine months ended September 30, 2026, up from $264 million for the nine months ended September 30, 2025. R&D expense as a percentage of net sales remained flat at 7% for both the nine months ended September 30, 2026 and 2025.

Selling, General and Administrative ("SG&A") Expenses
SG&A expenses were $200 million in the third quarter of 2026, up from $159 million in the third quarter of 2025. SG&A expenses as a percentage of net sales increased to 13% for the three months ended September 30, 2026 as compared to 12% for the three months ended September 30, 2025.

For the first nine months of 2026, SG&A expenses were $573 million, up from $453 million in the first nine months of 2025. SG&A expenses as a percentage of net sales remained flat at 13% for both the nine months ended September 30, 2026 and 2025.

Amortization of Intangibles
Amortization of intangibles was $50 million for the three months ended September 30, 2026, down from $51 million for the three months ended September 30, 2025. In the first nine months of 2026, amortization of intangibles was $152 million, down from $156 million in the same period of the prior year. The decrease for the nine months ended September 30, 2026 as compared with the same period of the prior year was primarily due to assets becoming fully amortized.

Transformation, Integration and Other Charges
Beginning in fiscal 2026, we present costs incurred in connection with the multi‑year transformation plan described under “―Overview―Recent Developments―Transformation Plan,” designed to strengthen operational productivity, enhance commercial and innovation excellence and optimize our presence in key markets, within a single operating expense line titled “Transformation, integration and other charges” in the unaudited interim Consolidated Statements of Operations.

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

Transformation, integration and other charges were $53 million in the third quarter of 2026, up from $1 million of charges in the third quarter of 2025. The activity for the three months ended September 30, 2026 primarily consisted of costs incurred to support our information technology independence initiatives of approximately $35 million, costs related to transformation initiatives of approximately $11 million, and other integration‑related costs of approximately $4 million. Additionally, for the three months ended September 30, 2026 we incurred $2 million and $1 million, respectively, of severance and asset-related charges associated with organizational redesign actions under our transformation plan. The activity for the three months ended September 30, 2025 consisted of charges for severance and related benefits, the entirety of which related to DuPont-approved restructuring programs that were initiated prior to our separation from DuPont into an independent publicly traded company.

For the first nine months of 2026, transformation, integration and other charges were $123 million, up from $20 million for the same period in the prior year. The activity for the nine months ended September 30, 2026 primarily consisted of costs incurred to support our information technology independence initiatives of approximately $83 million, costs related to transformation initiatives of approximately $21 million, and other integration‑related costs of approximately $10 million. Additionally, for the nine months ended September 30, 2026 we incurred $4 million and $5 million, respectively, of severance and asset-related charges associated with organizational redesign actions under our transformation plan. The activity for the nine months ended September 30, 2025 consisted of charges for severance and related benefits, the entirety of which related to DuPont-approved restructuring programs that were initiated prior to our separation from DuPont into an independent publicly traded company.

See Note 4 to the unaudited interim Consolidated Financial Statements for additional information.

Equity in Earnings of Nonconsolidated Affiliates
Our share of the earnings of nonconsolidated affiliates remained flat at $15 million for both the three months ended September 30, 2026 and 2025, respectively. For the first nine months of 2026, our share of earnings of nonconsolidated affiliates was $39 million, up from $37 million in the first nine months of 2025, reflecting higher earnings from the underlying nonconsolidated affiliates. See Note 10 to the unaudited interim Consolidated Financial Statements for additional information.

Interest Expense
Interest expense was $64 million and $186 million for the three and nine months ended September 30, 2026, respectively. Interest expense was $14 million for both the three and nine months ended September 30, 2025. Interest expense in 2026 was driven by interest associated with the Secured and Unsecured Notes and the Senior Secured Term Loan Facility (each as defined in Note 14 to the Consolidated Financial Statements in the Annual Report). Interest expense in 2025 related to interest associated with the Secured and Unsecured Notes. See Note 12 to the unaudited interim Consolidated Financial Statements in this Quarterly Report for additional information.

Other Income (Expense) - Net
Other income (expense) - net includes a variety of income and expense items such as interest income, indirect legacy (costs) and benefits and foreign exchange gains or losses. Other income (expense) - net was $39 million of expense in the three months ended September 30, 2026, as compared to $1 million of expense for the three months ended September 30, 2025. In the first nine months of 2026, Other income (expense) - net was $71 million of expense, as compared to $3 million of expense in the first nine months of 2025.

See Note 6 to the unaudited interim Consolidated Financial Statements in this Quarterly Report for additional information.

Provision for Income Taxes
Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to attributes. The tax provision for the third quarter ended September 30, 2026 resulted in an effective tax rate of 20.6% on pretax income of $247 million, compared with an effective tax rate of 18.0% on pretax income of $272 million for the third quarter ended September 30, 2025. The increase in the effective tax rate in the third quarter of 2026 relates to taxes related to prior year uncertain tax positions for which we are indemnified, a non-deductible indemnification accrual recorded for the NJ Insurance Escrow, a limitation on the deductibility of interest expense, and higher tax costs on the remittance of foreign earnings, partially offset by a reduction in foreign tax costs. The tax provision for the nine months ended September 30, 2026 resulted in an effective tax rate of 25.6% on pre-tax income of $664 million, compared with an effective tax rate of 19.8%, on pre-tax income of $773 million for the nine months ended September 30, 2025. The increase in the effective tax rate for the nine months ended September 30, 2026 relates to a limitation on the deductibility of interest expense, taxes related to prior year uncertain tax positions for which we are indemnified, higher tax costs on the remittance of foreign earnings, and non-deductible indemnification accruals recorded for the State of North Carolina litigation and the NJ Insurance Escrow, partially offset by a reduction in foreign tax costs.

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

SEMICONDUCTOR TECHNOLOGIES

Semiconductor Technologies	Three Months Ended		Nine Months Ended
In millions	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net sales	$797	$693	$2,262	$1,981
Adjusted Operating EBITDA	$285	$240	$801	$713
Equity in earnings of nonconsolidated affiliates	$14	$14	$39	$38

Semiconductor Technologies	Three Months Ended	Nine Months Ended
Percentage change from prior year	September 30, 2026	September 30, 2026
Change in Net Sales from Prior Period due to:
Local price & product mix	—%	(1)%
Currency	(1)	(1)
Volume	16	16
Portfolio & other	—	—
Total	15%	14%

Semiconductor Technologies net sales were $797 million for the three months ended September 30, 2026, up 15% as compared to $693 million for the three months ended September 30, 2025. Net sales increased due to a 16% increase in volume, partially offset by an unfavorable currency impact. The increase in sales volume was due to ongoing end-market demand strength related to greater customer utilization rates and growth in AI driven applications, particularly in advanced nodes, including advanced packaging, logic and memory.

Adjusted Operating EBITDA was $285 million for the three months ended September 30, 2026, up 19% as compared to $240 million for the three months ended September 30, 2025, primarily due to volume growth and favorable product mix, partially offset by strategic growth investments, including R&D and supply chain initiatives.

Semiconductor Technologies net sales were $2,262 million for the nine months ended September 30, 2026, up 14% as compared to $1,981 million for the nine months ended September 30, 2025. Net sales increased due to a 16% increase in volume. The increase in sales volume was due to ongoing end-market demand strength related to greater customer utilization rates and growth in AI driven applications, particularly in advanced nodes, including advanced packaging, logic and memory. These increases were partially offset by unfavorable local price and product mix and currency impacts.

Adjusted Operating EBITDA was $801 million for the nine months ended September 30, 2026, up 12% as compared to $713 million for the nine months ended September 30, 2025, primarily due to volume growth partially offset by strategic growth investments, including R&D and supply chain initiatives.

INTERCONNECT SOLUTIONS

Interconnect Solutions	Three Months Ended		Nine Months Ended
In millions	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net sales	$759	$583	$2,038	$1,583
Adjusted Operating EBITDA	$236	$152	$602	$403
Equity in earnings (losses) of nonconsolidated affiliates	$1	$1	$—	$(1)

Interconnect Solutions	Three Months Ended	Nine Months Ended
Percentage change from prior year	September 30, 2026	September 30, 2026
Change in Net Sales from Prior Period due to:
Local price & product mix	—%	—%
Currency	1	2
Volume	29	27
Portfolio & other	—	—
Total	30%	29%

Interconnect Solutions net sales were $759 million for the three months ended September 30, 2026, up 30% from $583 million for the three months ended September 30, 2025. Net sales increased primarily due to a 29% increase in volume and a 1% favorable currency impact. The increase in sales volume was due to continued demand strength from AI driven technology ramps and new content and share gains in advanced packaging, AI PCBs and thermal management.

Adjusted Operating EBITDA was $236 million for the three months ended September 30, 2026, up 55% as compared to $152 million for the three months ended September 30, 2025, primarily due to an increase in sales volume, favorable mix and productivity gains, partially offset by increased costs of raw materials inputs and select growth investments in SG&A and R&D.

Interconnect Solutions net sales were $2,038 million for the nine months ended September 30, 2026, up 29% from $1,583 million for the nine months ended September 30, 2025. Net sales increased primarily due to a 27% increase in volume and a 2% favorable currency impact. The increase in sales volume was due to continued demand strength from AI driven technology ramps and new content and share gains in advanced packaging, AI PCBs and thermal management.

Adjusted Operating EBITDA was $602 million for the nine months ended September 30, 2026, up 49% as compared to $403 million for the nine months ended September 30, 2025, primarily due to an increase in sales volume, favorable mix and productivity gains, partially offset by select growth investments in SG&A and R&D.

CHANGES IN FINANCIAL CONDITION
Liquidity & Capital Resources
Information related to the Company's liquidity and capital resources can be found in the Annual Report, Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Discussion below provides updates to this information for the nine months ended September 30, 2026.

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

Our cash and cash equivalents at September 30, 2026 and December 31, 2025 were $1,124 million and $915 million, respectively. Cash and cash equivalents held by subsidiaries in foreign countries were $785 million and $640 million as of September 30, 2026 and December 31, 2025, respectively. For each of its foreign subsidiaries, we make an assertion regarding the amount of earnings intended for permanent reinvestment, with the balance available to be repatriated to the United States. Refer to subsequent paragraphs for drivers of the change in cash and cash equivalents.

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

Cash Flow Summary	Nine Months Ended
In millions	September 30, 2026	September 30, 2025
Cash provided by (used for):
Operating activities	$647	$782
Investing activities	$(280)	$(214)
Financing activities	$(162)	$(616)
Effect of exchange rate changes on cash and cash equivalents	$4	$10

Cash Flows from Operating Activities
In the first nine months of 2026, cash provided by operating activities was $647 million, compared with $782 million in the same period last year. The decrease in cash provided by operating activities is primarily related to payments of interest on our long-term debt, which was not outstanding as of September 30, 2025, and an increase in net cash used for working capital. Changes in working capital were primarily driven by higher trade receivables due to increased sales and higher inventory based on business activity, net of increased accounts payable due to increased production and inventory builds to support sales growth.

Cash Flows from Investing Activities
In the first nine months of 2026, cash used for investing activities was $280 million, compared with $214 million in the first nine months of 2025. The increase in cash used for investing activities in 2026 is primarily attributable to higher capital expenditures.

Cash Flows from Financing Activities
In the first nine months of 2026, cash used for financing activities was $162 million compared with $616 million in the same period last year. Cash used for financing activities decreased primarily due to the absence of net transfers to Parent compared to the prior period, partially offset by current period purchases of common stock, payment of dividends, and repayments on long-term debt.

Material Cash Requirements
In the normal course of business, we enter into contracts and commitments that oblige us to make payments in the future. Information regarding our obligations under lease, debt, commitments and pensions is provided in Note 6, Note 12, Note 13 and Note 15, respectively, in the unaudited interim Consolidated Financial Statements for the three and nine months ended September 30, 2026 and 2025 of this Quarterly Report. We expect the generation of cash from operations and the ability to access the debt capital markets and other sources of liquidity will continue to provide sufficient liquidity and financial flexibility to meet our obligations, and those of our subsidiaries, as they come due.

Debt
Total debt at September 30, 2026 and December 31, 2025 was $4,019 million and $4,027 million, respectively. As of September 30, 2026, we were in compliance with all applicable covenants included in the terms of our debt arrangements.

As of September 30, 2026, we are contractually obligated to make future cash payments of $4.1 billion and $1.5 billion associated with principal and interest, respectively, on debt obligations. Related to the principal, $23 million will be due in the next twelve months and the remainder will be due subsequent to September 2027. We may address the principal payment with cash on hand, utilizing existing credit facilities, accessing the debt capital markets or a combination of any of them. Related to interest, $236 million will be due in the next twelve months and the remainder will be due subsequent to September 2027.

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

On October 14, 2026, we announced that the Board of Directors declared a quarterly dividend of $0.08 per share payable on December 15, 2026, to our stockholders of record on November 30, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Notwithstanding the above, prior to November 1, 2025, we relied on certain material processes and internal controls over financial reporting performed by DuPont. In connection with our Separation, we entered into Transition Services Agreements, pursuant to which DuPont will continue to provide certain information technology, administrative and other services on a transitional basis. During the quarter ended September 30, 2026, we exited certain of the services being provided under the Transition Services Agreements. Management remains responsible for the effectiveness of disclosure controls and procedures and evaluated the information and services provided under these arrangements through oversight and monitoring controls.

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

The following table provides information regarding purchases of the Company’s common stock by or on behalf of the Company or any of its "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, each month during the three months ended September 30, 2026.

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(4)
July 1 — July 31, 2026	126,705	$138.87	126,705	$432
August 1 — August 31, 2026	53,858	137.42	53,858	425
September 1 — September 30, 2026	—	—	—	425
Total	180,563	$138.44	180,563	$425
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Trading Arrangements
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

QNITY ELECTRONICS, INC.
Registrant
Date: November 4, 2026

By:	/s/ MICHAEL G. GOSS
Name:	Michael G. Goss
Title:	Vice President, Finance and Controllership and Principal Accounting Officer
(Principal Accounting Officer and Authorized Signatory)